Form 10QSB
period 1996-09-30
UNITED COMMUNITY BANKSHARES INC
filed 1996-11-19
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)                 QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarterly Period Ended: September 30, 1996
                                             ------------------

                                       OR
( )                 TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                           333-3296


                       UNITED COMMUNITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)



          Virginia                                             54-1801876
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                 (757) 562-5184
              (Registrant's telephone number, including area code)


100 East Fourth Avenue, Franklin, Virginia                              23851
(Address of principal executive offices)                              (Zip Code)


                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  [X]        NO

Number of shares of common stock of registrant outstanding at September 30,
1996:   1,829,209

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        UNITED COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheet
                                 (In thousands)

                                                (Unaudited)       (Audited)
                                               September 30,     December 31,
                                                   1996              1995
                                             ---------------   ----------------
Assets:
  Cash and due from banks                    $        5,419    $         6,322
  Federal funds sold                                  1,474              7,740
  Securities available for sale                      45,333             47,420
  Securities held to maturity                        10,346             10,698
  Loans, net                                         78,169             66,182
  Interest receivable                                 1,914              1,618
  Property and equipment, net                         1,994              2,055
  Intangibles, net                                      732                770
  Other assets                                          592                486
                                             ---------------   ----------------
Total assets                                 $      145,973    $       143,291
                                             ===============   ================


Liabilities:
  Deposits:
    Noninterest-bearing                      $       17,627    $        16,728
    Interest-bearing                                106,436            107,227
                                             ---------------   ----------------
                                                    124,063            123,955
  Federal funds purchased and securities
    sold under agreement to repurchase                2,546                336
  Accrued interest                                      500                383
  Deferred compensation                                 146                146
  Other liabilities                                     559                708
                                             ---------------   ----------------
    Total liabilities                               127,814            125,528

Stockholders' Equity:
  Common stock                                        1,829              1,829
  Additional paid-in capital                          3,063              3,063
  Retained earnings                                  13,234             12,398
  Net unrealized gain on securities
    available for sale (net of income taxes)             33                473
                                             ---------------   ----------------
     Total stockholders' equity                      18,159             17,763
                                             ---------------   ----------------
Total liabilities & stockholders' equity     $      145,973    $       143,291
                                             ===============   ================

                       UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                                 (In thousands)
                                  (Unaudited)


                                       3 Months Ended September 30,    9 Months Ended September 30,
                                       ----------------------------   -----------------------------
                                            1996           1995           1996            1995
                                       -------------  -------------   -------------   -------------
Interest income:
  Interest and fees on loans           $      1,812   $      1,723    $      5,087    $      4,675
  Interest on investment securities:
    Taxable                                     574            495           1,781           1,505
    Nontaxable                                  238            176             722             497
  Interest on federal funds sold                 16             91             140             257
                                       -------------  -------------   -------------   -------------
    Total interest income                     2,640          2,485           7,730           6,934

Interest expense:
  Interest on deposits                        1,186          1,089           3,532           2,990
  Interest on federal funds purchased            14              -              23               -
                                       -------------  -------------   -------------   -------------
    Total interest expense                    1,200          1,089           3,555           2,990
                                       -------------  -------------   -------------   -------------
    Net interest income                       1,440          1,396           4,175           3,944
Provision for loan losses                        30             59              54              81
                                       -------------  -------------   -------------   -------------
Net interest income after provision
   for loan losses                            1,410          1,337           4,121           3,863
Noninterest income:
    Gain (loss) on sale of securities            (3)             -              10              (2)
   Service charges                              164            146             512             415
    Other                                        54             39             121             142
                                       -------------  -------------   -------------   -------------
      Total other income                        215            185             643             555
Noninterest expenses:
    Salaries and employee benefits              509            488           1,547           1,473
    Equipment                                    55             62             164             164
    FDIC insurance (net of refunds)               1            (20)              3              94
    Occupancy                                    63             72             194             202
    Professional fees                            17             23              68              82
    Postage                                      30             24              73              71
    Merger Related                              170              -             170               -
    Other                                       221            206             680             596
                                       -------------  -------------   -------------   -------------
      Total other expenses                    1,066            855           2,899           2,682
                                       -------------  -------------   -------------   -------------

Income before income taxes                      559            667           1,865           1,736

Provision for income taxes                      153            186             455             474
                                       -------------  -------------   -------------   -------------

Net income                             $        406   $        481    $      1,410    $      1,262
                                       =============  =============   =============   =============

Net income per common share            $       0.22   $       0.26    $       0.77    $       0.69
                                       =============  =============   =============   =============

                       UNITED COMMUNITY BANKSHARES, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                  9 Months Ended September 30,
                                                  ----------------------------
                                                     1996         1995
                                                  ----------    ----------
Operating activities:
  Net income                                      $   1,410     $   1,262
  Adjustments to reconcile to net cash
   provided by operating activities:
   Provision for loan losses                             54             -
   Depreciation and amortization                        178           164
   Amortization of investment security premiums,
     net of discounts                                    (6)          (36)
   Changes in:
     Interest receivable                               (296)         (355)
     Interest payable                                   117           103
     Other assets                                       (23)          118
     Other liabilities                                 (160)           56
                                                  ----------    ----------
       Net cash provided by operating activities      1,274         1,312

Investing activities:
  Proceeds from maturities and sales of
    available-for-sale securities                     9,481         2,940
  Purchases of available-for-sale securities         (7,948)       (8,392)
  Redemptions of held-to-maturity securities          2,513         2,958
  Purchases of held-to-maturity securities           (2,131)       (1,718)
  Loan originations, net of principal repayments    (12,023)       (8,751)
  Net cash and cash equivalents received from
    branch acquisition                                    -         9,877
  Purchases of premises and equipment                   (80)         (205)
                                                  ----------    ----------
      Net cash used by investing activities         (10,188)       (3,291)

Financing activities:
  Net increase in short-term borrowings               2,210             -
  Cash dividends paid                                  (575)         (209)
  Net increase in noninterest bearing deposits          901          (444)
  Net increase in interest bearing deposits            (791)        2,061
                                                  ----------    ----------
      Net cash provided by financing activities       1,745         1,408

Inrease (decrease) in cash and cash equivalents      (7,169)         (571)

Cash and cash equivalents at beginning of year       14,062        10,659
                                                  ----------    ----------

Cash and cash equivalents at end of year          $   6,893     $  10,088
                                                  ==========    ==========

Supplemental disclosures of cash flow information

  Cash paid for:
    Interest on deposits and other borrowings     $   3,438     $   2,887
    Income taxes                                  $     317     $     332

                                  Form 10-QSB

                       United Community Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

The unaudited consolidated financial statements include the accounts of United Community Bankshares, Inc. (the "Holding Company") and its two wholly-owned subsidiaries, The Bank of Franklin, (BOF) and The Bank of Sussex and Surry
(BSS). All material intercompany accounts and transactions have been eliminated in consolidation. As discussed in NOTE C, on August 1, 1996, both banks became wholly-owned subsidiaries of the Holding Company in a merger accounted for by the pooling of interests method of accounting. Accordingly, the consolidated financial statements of United Community Bankshares, Inc. (UCB) give effect to this merger, and the accounts of BOF and BSS have been combined with those of the Holding Company for all periods presented.

NOTE B - EARNINGS PER SHARE

Earnings per common share, for the periods ended September 30, 1996 and 1995, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.

NOTE C - BUSINESS COMBINATION

On August 1, 1996, BOF and BSS became wholly-owned subsidiaries of the Holding Company, United Community Bankshares, Inc. The consummation of the affiliation of the two banks was the result of a definitive agreement entered into on January 25, 1996. The banks have retained their respective names, banking offices, executive officers and board of directors.

On the effective date, each of the common shares of both BOF and BSS were exchanged for, 4.806 and 3.00 common shares of the Holding Company, respectively. This resulted in the issuance of 1,829,209 common shares of Holding Company stock. Former common shareholders of BOF received their fractional shares in cash totaling $3,533. The Holding Company also paid a cash dividend of $.14 per common share or a total of $256,089 on September 30, 1996. The remaining dividends, approximating $315,000, were paid by BOF and BSS prior to the merger.

At July 31, 1996, BOF and BSS had total assets of $84.5 million and $62.5 million, respectively, and total shareholders' equity of $8.175 million and $9.757 million, respectively. BOF had five banking offices, two in the City of Franklin, and one each in Courtland, Newsoms and Holland. BSS had three banking offices in Wakefield, Ivor and Surry.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $1,410,000 for the nine month period ending September 30, 1996, compared to $1,262,000 for the same period in 1995, which represents a $148,000 increase or 11.7%. Third quarter 1996 net income of $406,000 decreased by $75,000, or 15.6%, from third quarter 1995 net income of $481,000. The decrease in quarterly net income, from 1995 to 1996, is primarily attributable to one-time merger expenses of $170,000 in 1996, which were partially offset by a one-time FDIC insurance net rebate of $20,000 in 1995. Adjusting net income for the one-time merger expenses, net income for the first nine months of 1996 would have increased by 25.2% from 1995 to 1996, or $318,000, to $1.580 million.

UCB's total assets as of September 30, 1996 were $146.0 million, up from $143.3 million at year end 1995. Net loans as of September 30, 1996 were $78.2 million, up from $66.2 million at year end 1995, posting a $12.0 million or 18.1% increase.

Annualized return on average equity increased to 10.5% for the nine month period ended September 30, 1996, up from 10.0% for the same period in 1995. Annualized return on average assets is 1.31% for the first nine months of 1996, compared to 1.35% for the same period in 1995.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the consolidated holding company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first nine months of 1996 was $4.175 million, up from $3.944 million for the same period in 1995, increasing by $231,000 or 5.9%. This increase is attributable to the transition of lower-yielding cash and cash equivalents to higher-yielding assets. The cash and cash equivalents were acquired through the acquisition of branch deposits in the geographic area in which UCB operates. The branch deposits were acquired in the third quarter of 1995 from a regional financial institution, which was exiting the UCB market area. Since these funds were acquired in the third quarter of 1995, most of the funds were employed in lower-yielding cash and cash equivalents for the same period. This caused a modest increase of $44,000 or 3.2% from the third quarter of 1995 to 1996.

For the nine months ended September 30, 1996, total interest and fees on loans increased by $412,000 or 8.8%, and total interest on investments increased by $501,000 or 33.3%, which was offset by a decrease in interest on federal funds sold of $117,000 or 45.5%. Interest expense increased by $565,000, or 18.9%, for the same period.

Provision For Loan Losses

The provision for loan losses for the first nine months of 1996 is $27,000 lower than the provision for loan losses for the first nine months of 1995. In addition, charge-offs exceeded recoveries by $58,000 for the first nine months of 1996. However, even in view of the increase in net charge-offs and increase in loan levels, management still believes the current level of allowance for loan losses is adequate. As can be seen in the following schedule the allowance for possible loan losses, as a percentage of total loans, is 1.57% at September 30, 1996.

                           Allowance For Loan Losses
                                 (In thousands)


                                   9 Months Ended September 30,
                                   ----------------------------
                                       1996          1995
                                   ----------     ----------
Balance, beginning of period       $   1,250      $   1,169

Charge-offs:
  Residential real-estate                  -              7
  Commercial real-estate                   -              -
  Commercial                               2             70
  Consumer                               140             43
                                   ----------     ----------
    Total charge-offs                    142            120

Recoveries:
  Residential real-estate                  5             47
  Commercial real-estate                   -              -
  Commercial                              19             11
  Consumer                                60             62
                                   ----------     ----------
    Total recoveries                      84            120
                                   ----------     ----------

Net recoveries (charge-offs)             (58)             -
Provisions for losses                     54             81
                                   ----------     ----------
Balance, end of period             $   1,246      $   1,250
                                   ==========     ==========

Net recoveries (charge-offs)
  to average loans                     -0.08%          0.00%

Allowance for possible loan losses
  to total loans                        1.57%          1.80%

Noninterest Income

Total noninterest income increased by $88,000, or 15.9%, from a level of $555,000 in the first nine months of 1995 to $643,000 for the same period of 1996. Substantially all of this increase is attributable to an increase in service charges of $97,000 between the periods. The increase in noninterest income between quarters is $30,000, which is also primarily attributable to increases in service charge income.

Noninterest Expense

Total noninterest expenses for the first nine months of 1996 were $2,899,000, an increase of $217,000 compared to the same period last year. Almost all of this increase, as previously mentioned, is attributable to one-time merger related expenses of $170,000 in 1996. These one-time merger expenses also explain most of the increase of $211,000 between the third quarter of 1995 and 1996.

Nonperforming Assets

Total nonperforming assets have increased from a year end 1995 level of $625,000 to $739,000 as of September 30, 1996, up by $114,000 or 18.2%. Most of this increase is due to loans past due 90 days or more increasing $133,000, which is offset by a decrease in nonaccrual loans of $19,000 since December 31, 1995.

                              Nonperforming Assets
                                 (In thousands)

                               September 30,      December 31,
                                   1996              1995
                               -------------      ------------

Loans past due 90 days or
  more and still accruing      $        316       $       183

Nonaccrual loans                        257               276

Other real estate owned                 166               166
                               -------------      ------------

Total nonperforming assets     $        739       $       625
                               =============      ============

Allowance for loan losses      $      1,246       $     1,250

Allowance for possible loan
 loss to nonperforming loans         217.45%           272.33%

Allowance for possible loan
 loss to nonperformaing assets       168.61%           200.00%

Liquidity and Short-Term Borrowings

UCB funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificate of deposit and short-term borrowings. Large certificate of deposit accounted for 9.1% of total deposits as of September 30, 1996. Federal Home Loan Bank (FHLB) advances are also utilized as funding sources by UCB. As of September 30, 1996, UCB had a FHLB short-term borrowing of $1.5 million. UCB could borrow approximately $6.5 million from FHLB, if collateral acceptable to the FHLB was provided. In addition, federal funds arrangements with other institutions provide an additional $10.8 million of short-term borrowing capacity. As a result of UCB's management of liquid assets and the ability to generate liquidity through liability funding, management believes that UCB maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Capital Adequacy

The adequacy of UCB's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of UCB's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At the end of September 30, 1996 and December 31,1995, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of perpetual stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies.


                                        Capital Ratios

                                     September 30, 1996              December 31, 1995
                     Regulatory     ------------------------     ------------------------
                     Minimum        BOF      BSS      UCB        BOF      BSS      UCB
                     -------        ---      ---      ---        ---      ---      ---
Risk-based  capital
  Tier 1               4.00%       13.57%   26.62%   18.54%     15.32%   26.65%    19.89%
  Total                8.00%       14.67%   27.88%   19.70%     16.57%   28.15%    21.24%

Leverage               4.00%       9.56%    15.48%   12.09%     9.40%    15.38%    11.89%





                       UNITED COMMUNITY BANKSHARES, INC.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through September 30, 1996, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 2.  Changes in Securities

            Not applicable.

Item 3.  Defaults Upon Senior Securities

            Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.

            Not applicable.

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

            a.     Exhibits

                        None.

            b.     Form 8-K.

                        Form 8-K filed August 13, 1996 related to the consummation of the formation of the Holding Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                             Date:  11/19/96
-----------------------------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                                     Date:  11/19/96
-----------------------
Wayne C. Carruthers
Chief Financial Officer