Form 10KSB40
period 1996-12-31
UNITED COMMUNITY BANKSHARES INC
filed 1997-03-31
CIK 1011902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934


       For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER     333-3296

                       UNITED COMMUNITY BANKSHARES, INC.
                (Name of small business issuer in its charter)

            Virginia                                54-1801876
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

  100 East Fourth Avenue, Franklin, Virginia                         23851
   (Address of principal executive offices)                        (Zip Code)

                              (757) 562-5184
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $1.00 par value
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.   YES [X]  NO  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of ths Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of February 28, 1997, the aggregate market value of the 1,405,232 shares of common stock of the Registrant issued and outstanding, which excludes 423,977 shares held by all directors and officers of the Registrant, was approximately $14,586,308. This figure is based on the $10.38 book value per share of common stock since the stock is very lightly traded.

At December 31, 1996, the Registrant had outstanding 1,829,209 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared for the 1997 Annual Meeting of Stockholders ("Definitive Proxy Statement") are incorporated by reference into Part III, Items 9-12, of this Form 10-KSB.

                                     PART I

Item 1.  Description of Business

         United Community Bankshares, Inc. ("UCB" or "Company"), the Company, was organized and chartered under the laws of the Commonwealth of Virginia on March 28, 1996 and commenced operations on August 1, 1996 as a bank holding company. On August 1, 1996, the effective date, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), the "Banks", both Virginia nonmember banks, became wholly-owned subsidiaries of UCB. The consummation of the affiliation of the Banks was a result of a definitive agreement entered into on January 25, 1996. The Banks have retained their respective names, banking offices, executive officers and board of directors.

         On the effective date, each of the common shares of both BOF and BSS were exchanged for 4.806 and 3.00 common shares of UCB, respectively. This resulted in the issuance of 1,829,209 common shares of UCB stock. Former common shareholders of BOF received their fractional shares in cash totaling $3,533. UCB also paid a cash dividend of $.14 per common share or a total of $259,089 on September 30, 1996.

         BOF has five full service banking offices, two in the City of Franklin, and one each in the City of Suffolk (Holland) and the Towns of Courtland and Newsoms, Virginia. BSS has three full service banking offices in the Towns of Wakefield, Ivor and Surry, Virginia. The Banks provide a wide range of financial services, principally to individuals and to small and medium-sized businesses, including individual and commercial demand, savings, and time deposit accounts, commercial, agricultural and consumer loans, credit cards, traveler checks, safe deposit facilities, ATM services, sales of United States Savings Bonds, collection items and official checks. BSS also offers a wide array of real estate mortgage products including a long-term fixed-rate mortgage product which is sold in a secondary market. BSS is authorized to provide trust services, but does not currently do so.

         The banking industry is highly competitive in the Banks' market area. There are approximately five banks engaged in business in the general market area in which the Banks operate, including three community banks, and four state-wide banking organizations as well as a credit union. Also in this general market area, is a Farm Credit Bank, which is highly competitive in the agricultural loan market. The Banks encounter competition for deposits and loans from the aforementioned competitors in the areas in which they operate, as well as credit unions and finance companies. In addition, the Banks must compete for deposits with money market mutual funds which are marketed nationally, insurance brokers and local offices of stock brokerage firms.

         The Banks are not dependent upon an individual customer, or segment of customers, the loss of which would have a material adverse impact on its operations.

         BOF had 43 full-time equivalent employees as of December 31, 1996, while BSS had 27 full-time equivalent employees for the same period end. None of the Banks' employees are represented by any collective bargaining unit. The Company and the Banks considers relations with its employees to be good.

Supervision and Regulation

         The Company is subject to state and Federal banking laws and regulations which impose specific requirements or restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations, including, but not limited to, maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices. As state-chartered banks the Banks are supervised and regularly examined by the Federal Deposit Insurance Corporation ("FDIC") and the Bureau of Financial Institutions of the Commonwealth of Virginia.

         Mergers and Acquisitions. The Bank Holding Company Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an application was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction on interstate acquisitions was abolished effective September 29, 1995, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks also will be able to branch across state lines effective June 1, 1997, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law, effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements. Although this will have a significant impact on the banking industry, it is not possible to determine, with any degree of certainty, its impact on individual institutions.

         Deposit Insurance. Section 38 of the Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". The Act also requires or permits such agencies to take certain supervisory actions by as an insured institution's capital level falls. The Banks were notified by the FDIC that they are classified as "well capitalized" institutions for this purpose. An "adequately capitalized" institution is restricted from accepting brokered deposits. A "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions. As more fully disclosed in the following paragraph, the FDIC deposit insurance premiums required to be paid by institutions depend, in part, on their capital levels, and undercapitalized institutions will be required to pay significantly greater premiums than more highly capitalized institutions.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1996, depository institutions insured by the Bank Insurance Fund ("BIF"), ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% per $100 of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of 1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment; (3) authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of SAIF, in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF members bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1997 were set at 1.30% annually per $100 of BIF-assessable deposits and 6.48% annually per $100 of SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds merge or until January 1, 2000, whichever occurs first.

         Regulations. On December 15, 1994, the Federal Reserve Board, the Office of Thrift Supervision, the Office of the Controller of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk-Based Capital Standards: Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified though the examination process as having significant exposure to concentration of credit risk, or as not adequately managing concentration risk, should hold capital in excess of the regulatory minimums. Therefore, due to the subjective nature of this final rule, the Company is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

         On August 2, 1995, the OCC, the Federal Reserve Board, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would established an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure. Due to the subjective nature of the first phase of this final rule, the Banks are unable to determine what effect, if any, this rule may have on their regulatory capital requirements.

         On November 16, 1995, the Federal Reserve Board issued guidelines entitled, Federal Reserve Guidelines for Rating Risk Management at State Member Banks and Bank Holding Companies (the "Guidelines"). The Guidelines specify that principles of sound management should apply to the entire spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk and that, for state member banks, a single numerical rating for risk management should be provided as part of the examination process. The Guidelines also specify that examination reports should make reference to the types and nature of corrective actions that need to be taken by institutions to address noted risk management and internal control deficiencies. Where appropriate, institutions should also be advised that the Federal Reserve Board will initiate supervisory actions if the failure to separate critical operational duties creates the potential for serious losses or if material deficiencies or situations that threaten the safe and sound conduct of their activities are not adequately addressed in a timely manner. Due to the subjective nature of the risk-management evaluation, the Banks are not able to determine what effect, if any, this rule may have on the operation of the Banks.

         On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to include asset quality and earnings standards. The Guidelines adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets; (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic asset quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Guidelines require an institution to compare its earnings trends (relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations;
(2) assess the source, volatility, and sustainability of earnings; (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Banks do not believe that these Guidelines will materially effect their operations or financial condition.

         The Federal Financial Institutions Examination Council ("FFIEC") has approved revisions to the reporting requirements for the Reports of Condition and Income (Call Report) that will take effect as of March 31, 1997. The revisions that are expected to have the greatest impact on most financial institutions will be the adoption of generally accepted accounting principles ("GAAP") as the reporting basis for the balance sheet, income statement and related Call Report schedules. This will involve the revision of Call Report instructions that currently depart from GAAP, the addition of a small number of new items to meet supervisory data needs resulting from the adoption of GAAP, and the modification of other existing Call Report items or instructions. In the March 31, 1997 Call Report, financial institutions are required to adopt the provisions of Financial Accounting Standards Board ("FASB") Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for transfers and servicing of assets occurring after December 31, 1996. AS FASB 125 provides standards for distinguishing the transfer of financial assets from secured borrowings and, therefore, the recognition and derecognition of financial assets, regulatory capital calculations could be significantly impacted. The Banks are currently considering the relevant provisions of FASB 125, and assessing the accounting treatment and legal ramifications of modifying participation agreements. Additional information with respect to this pronouncement is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Recent Accounting Pronouncements, and is incorporated by reference thereto.

         On December 20, 1996 the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Banks do not believe that this statement of policy will materially effect their operations.

Item 2.  Description of Property

         United Community Bankshares, Inc., the parent company, did not own any property as of December 31, 1996.

         The Bank of Franklin

         BOF's main office is located at 100 East Fourth Avenue in Franklin, Virginia. The College Drive branch office is located at 201 North College Drive, Franklin, Virginia; an ATM facility is located at this office. The Courtland branch is located at Shands Shopping Center, Courtland, Virginia; the Newsoms branch at 22334 General Thomas Highway, Newsoms, Virginia; and the Holland branch at 6617 Holland Road, Suffolk, Virginia. Other properties owned include three two-story houses located at 403, 405, and 407 Middle Street, Franklin, Virginia. The houses are held for rental purposes and possible further expansion. The properties are rented to individuals for living quarters. BOF also owns a parcel of land and a two-car garage located at 200 East Fourth Avenue, Franklin, Virginia. BOF has retained this property for storage and employee parking and may use this property for future expansion. The Courtland branch is the only leased property. All properties are in good condition.

         The Bank of Sussex and Surry

         BSS's main office is located at 205 Railroad Avenue in Wakefield, Virginia. The Ivor branch office is located at 8314 Main Street, Ivor, Virginia and the Surry branch Office is located at 207 Colonial Trail East, Surry, Virginia. BSS also owns property located on 535 County Drive (Highway 460) in the Town of Wakefield on which it has a remote stand-alone ATM facility. This property is also owned for possible future expansion purposes. All of these properties are owned by BSS and in good condition.

Item 3.  Legal Proceedings

         In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 1996, or subsequent thereto. The only litigation in which UCB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to UCB shareholders for a vote during the fourth quarter of the year end December 31, 1996.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         United Community Bankshares, Inc. has arrangements with Wheat First Butcher Singer, Davenport & Company of Virginia, and Scott Stringfellow to make a market in the Company's common stock. UCB stock is listed on the NASDAQ (National Association of Securities Dealers Automated Quotations) bulletin board under the symbol "UCMB". Listing on the bulletin board began December 17, 1996. Buy or sell transactions may be effected through either of the these brokerage firms.

         UCB has elected to serve as its own transfer agent. Any inquiries concerning the disposition of UCB securities should be directed to United Community Bankshares, Inc. corporate headquarters in Franklin, Virginia.

         United Community Bankshares, Inc. was capitalized on August 1, 1996, pursuant to a share exchange between UCB and the subsequent subsidiary Banks, BOF and BSS. See "Item 1. Description of Business." High and low sales prices of UCB Common Stock are set forth in the following table. Quoted sale prices through December 17, 1996 were from UCB records, while sale prices after this date are from the three aforementioned brokers. UCB Common Stock is thinly traded, therefore, the volume of trading has been insufficient to establish a meaningful market price.

                                                              Sales Prices
                                                              ------------
                  1996                                     High         Low
                  ----                                     ----         ---
Third Quarter (August 1 through September 30, 1996)     No Trades     No Trades

Fourth Quarter (October 1 through December 16, 1996)      $12.00       $10.00

Fourth Quarter (December 17 through December 31, 1996)    $11.00       $11.00

         UCB paid a cash dividend of $.14 per common share or a total of $256,089 on September 30, 1996. On February 5, 1997, UCB Board of Directors declared a cash dividend of $.15 per common share, to common shareholders of record on February 28, 1997, payable on March 31, 1997.

         As of February 28, 1997 UCB had 1,027 shareholders of record of its Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of United Community Bankshares, Inc. ("UCB" or the "Company") and its wholly owned subsidiaries, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), collectively referred to as the Banks. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, included herein.

Overview

         UCB reported net income of $1,922,905 in 1996, compared to $1,715,376 in 1995, representing an increase of 12.1%. Earnings per share increased to $1.05 per share in 1996 compared to $0.94 per share in 1995. The increased earnings during this period were primarily due to higher levels of net interest income, a reduction in provision for loan losses and an increase in noninterest income, which were partially offset by an increase in noninterest expenses. UCB incurred one-time merger related expenses of $189,758 in 1996.

         Profitability as measured by the Company's return on average equity
(ROE) increased to 10.68% in 1996, up from 10.11% in 1995. Another key indicator of performance, the return on average assets (ROA) for 1996 was 1.33%, a slight decrease from 1.34% in 1995. Without the one-time merger related expenses, ROE and ROA would have been 11.73% and 1.46%, respectively, in 1996.

         For the year 1996, UCB had a dividend payout ratio of 30.0%, which compared to a 24.6% ratio for the year 1995. The average equity to average asset ratio declined from 13.22% for 1995 to 12.43% for 1996. Average assets grew by 12.84%, or more than twice the 6.09% increase in average equity from 1995 to 1996.

         The Company's assets at year end 1996 were $149.9 million, up by 4.6%, over year end 1995 of $143.3 million. Net loans outstanding at year end 1996 were $77.0 million, up from the year end level for 1995 of $66.2 million, posting a $10.8 million increase or 16.3%. Total deposits at year end were $129.8 million and $124.2 million at year end 1996 and 1995, respectively, an increase of $5.6 million or 4.5%.

RESULTS OF OPERATIONS

Net Interest Income

         The principal source of earnings for the Company is net interest income. Net interest income equals the amount by which interest income exceeds interest expense. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         During 1996, on a tax equivalent basis, net interest income increased 8.7% to $6.2 million from $5.7 million in 1995. This was a result of a $958,000 increase in interest income which exceeded a $588,000 increase in interest expense. The increase in interest income was largely due to: a) increased loan volume, which on an average net loan basis increased 11.6% to $74.1 million from $66.4 million in 1995; b) increases in average investment securities, which increased 19.5% to $57.9 million from $48.4 million in 1996 and 1995, respectively; c) decreases in sales of average federal funds of $2.6 million to $3.7 million from $6.3 million in 1996 and 1995, respectively. The increase in average earning assets was funded by the growth in deposits. Average interest-bearing deposits increased 12.6% to $107.6 million from $95.3 million in 1996 and 1995, respectively. The yield on interest earning assets decreased to 8.04% in 1996 compared to 8.11% in 1995. Funding costs on interest bearing deposits and short-term borrowings increased slightly to 4.38% in 1996 from 4.37% in 1995. The net interest margin decreased to 4.54% in 1996 from 4.67% in 1995.

         The following table depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

              Average Balance, Income and Expense, Yield and Rates
                             (Dollars in Thousands)


                                                        Twelve Months Ended December 31,
                                                           1996                                  1995
                                            -----------------------------------   -----------------------------------
                                              Average      Income/      Yield       Average      Income/      Yield
                                              Balance      Expense      Rate        Balance      Expense      Rate
                                            -----------  -----------  ---------   -----------  -----------  ---------
ASSETS:
Securities:
    Taxable                                 $    38,469  $     2,332    6.06%     $    33,097  $     2,063     6.23%
    Tax-exempt(1)                                19,408        1,446    7.45%          15,321        1,074     7.01%
                                            -----------  -----------              -----------  -----------
    Total Securities(2)                          57,877        3,778    6.53%          48,418        3,317     6.48%
Loans, net(3)                                    74,128        6,925    9.34%          66,443        6,326     9.52%
Federal funds sold                                3,702          205    5.54%           6,302          362     5.74%
                                            -----------  -----------              -----------  -----------
    Total earnings assets                       135,707  $    10,908    8.04%         121,163  $     9,825     8.11%
Less: Allowance for
    loan losses                                  (1,250)                               (1,215)
Total nonearning assets                          10,462                                 8,483
                                            -----------                           -----------
Total assets                                $   144,919                           $   128,431
                                            ===========                           ===========

LIABILITIES and
    SHAREHOLDERS' EQUITY
Interest-bearing deposits:
    Checking                                $    16,469  $       472       2.87%  $    13,039  $       385       2.95%
    Regular savings and club
       accounts                                  11,725          358       3.05%       11,018          349       3.17%
    Money market savings                         20,213          711       3.52%       19,235          693       3.60%
    Certificates of deposit
       Over $100,000                             10,040          529       5.27%        9,995          507       5.07%
       $100,000 and under                        49,181        2,639       5.37%       41,966        2,226       5.30%
                                            -----------  -----------              -----------  -----------
    Total interest-bearing
       deposits                                 107,628        4,709       4.38%       95,253        4,160       4.37%
Short-term borrowings                               857           42       4.90%           55            2       3.64%
                                            -----------  -----------              -----------  -----------
    Total interest-bearing
       liabilities                              108,485  $     4,751       4.38%       95,308  $     4,162       4.37%
                                                         ===========                           ===========
Noninterest bearing liabilities
    Demand deposits                              17,584                                15,050
    Other noninterst bearing
          liabilities                               842                                 1,098
                                            -----------                           -----------
    Total liablities                            126,911                               111,456
Shareholders' equity                             18,008                                16,975
                                            -----------                           -----------
Total liabilities and
    shareholders' equity                    $   144,919                           $   128,431
                                            ===========                           ===========
Net interest income                                      $     6,157                           $     5,663
                                                         ===========                           ===========
Interest rate spread(4)                                                    3.66%                                 3.74%
Net interest margin (5)                                                    4.54%                                 4.67%

--------------------------------------
(1) Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%. The Banks are exempt from state income taxes.

(2) The average balance for securities classified as available for sale does not materially differ from amoritized cost.

(3) For the purpose of these calculations, nonaccruing laons are included in the daily average amounts outstanding.

(4) Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(5) Represents the ratio of net-interest earnings to the average balance of interest-earning assets.

         Interest income and expenses are affected by fluctuations in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table analyzes the direct causes of the year-to-year changes in net interest earnings on a taxable equivalent basis. Rate/volume variance, the third element in the calculation, along with rate and volume variances, are not shown separately, but is allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccruing loans are included in average loans outstanding.


                            VOLUME AND RATE ANALYSIS
                             (Dollars in Thousands)



                                                    1996 VS 1995                           1995 VS 1994
                                                 INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                 DUE TO CHANGES IN:                    DUE TO CHANGES IN:
                                      -------------------------------------      -------------------------------
                                        VOLUME          RATE        TOTAL         VOLUME     RATE       TOTAL
                                      ---------   ------------   ---------       ---------  ---------  ---------
ASSETS:
Securities:
     Taxable                              $327           ($58)       $269             (27)       148       $121
     Tax-exempt                            301             71         372             270        (55)       215
Loans (net):
     Taxable                               720           (121)        599             550        298        848
     Tax-exempt                              -              -           -              (6)        (6)       (12)
Federal funds sold                        (144)           (13)       (157)             63         95        158
                                      ---------   ------------   ---------       ---------  ---------  ---------

     Total earning assets                1,203           (121)      1,083             850        480      1,330

INTEREST-BEARING DEPOSITS:
     Checking                               99            (12)         87              20         10         30
     Regular savings &
         club accounts                      22            (13)          9             (1)         4          3
     Money market savings                   35            (17)         18              -         89         89
     Certificate of deposit:
         Over $100,000                       2             20          22             112         53        165
         $100,000 and under                387             26         413             220        353        573
Short-term borrowings                       39              1          40               1         (1)         -
                                      ---------   ------------   ---------       ---------  ---------  ---------
            Total interest-bearing
            liabilities                    583              6         589             352        508        860
                                      ---------   ------------   ---------       ---------  ---------  ---------

     Net interest income                  $620          ($126)       $494            $498       ($28)      $470
                                      =========   ============   =========       =========  =========  =========


Interest Sensitivity

         Paramount to earnings performance and the maintenance of sufficient liquidity is the effective management of interest rate risk, commonly referred to as asset/liability management. The interest sensitivity position ("gap") is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, affected by selling securities available for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate or the life of an asset or liability. Matching of assets and liabilities repricing in the same interval help to hedge the risk and minimize the impact on interest income in periods of rising and falling interest rates.

         The Banks evaluate interest sensitivity risk in accordance with their asset liability policies, and then formulate strategy regarding asset originations, pricing, funding sources, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. The Banks establish prices for deposits and loans based primarily on local market conditions.

         At December 31, 1996, the Company had $11.3 million more in liabilities than assets repricing within one year or less and was, therefore, in a liability sensitive position for that period with a negative 8.17% cumulative static gap.

         Generally, positive gaps affect net interest margins and earnings negatively in periods of falling rates, and conversely, higher negative gaps adversely impact net interest margin and earnings in periods of rising rates as a higher volume of liabilities will reprice quicker than assets over the period for which the gap is computed. To soften the potential impact of changes in interest rates, $46.4 million of total loans, at December 31, 1996, were either accruing at a variable interest rate or maturing within one year. In addition, at December 31, 1996, federal funds sold, which are repriceable daily, were $3.9 million and investment securities maturing within one year totaled $14.4 million, which could be sold quickly to meet special funding needs or to adjust the Company's interest rate sensitivity position.

         The following table presents the Company's interest sensitivity position at December 31, 1996. This is a one day position which is continually changing and is not necessarily indicative of the Company's position at any other time.

                         INTEREST SENSITIVITY ANALYSIS
                             (Dollars in Thousands)


                                                          December 31, 1996(1)
                                             ------------------------------------------------------
                                               Within       90-365      1 to 5      Over
                                              90 Days        Days       Years      5 Years     Total
                                             ----------    ---------   --------   ----------   -------
Earning Assets:
Loans, net(2)                                $ 31,255      $ 15,134     $ 30,673   $    919     $ 77,981
Securities(3)                                   9,771         4,580       27,083     14,956       56,390
Federal Funds sold and other                    3,890             -            -          -        3,890
                                             ----------    ---------   ---------  ----------   ---------
        Total earning assets                  $44,916      $ 19,714     $ 57,756   $ 15,875     $138,261
                                             ==========    =========   =========  ==========   =========
Interest-bearing liabilities:
Deposits:
     Interest checking(4)                    $ 13,831      $    588     $  2,950  $      -     $ 17,369
     Regular and Christmas Club savings(4)      2,315         1,941        5,340     2,034       11,630
     Money market savings                      20,554             -            -         -       20,554
     Certificates of deposit:
        $100,000 and over                       2,300         5,641        2,283         -       10,224
        Less than $100,000                     11,195        21,023       17,534         6       49,758
Short-term borrowings                             229             -            -         -          229
                                              ---------    ---------    --------    --------    --------
        Total interest-bearing liabilities   $ 50,424      $ 29,193     $ 28,107   $  2,040    $109,764
                                              =========    =========    ========    ========    ========
Period gap                                   $ (5,508)     $ (9,479)    $ 29,649   $ 13,835    $ 28,497
Cumulative gap                               $ (5,508)     $(14,987)    $ 14,662   $ 28,497
Ratio of cumulative gap to total
      earning assets                            -3.98%       -10.84%       10.60%     20.61%

--------------------------------------------

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2)  Excludes nonaccrual loans.
(3) Securities classified "available for sale" are carried at estimated fair value. Securities classified "held to maturity" are carried at amortized cost.
(4) The Company has found that its regular savings and interest checking historically represent core deposits, and are not sensitive to changes in related market rates and, therefore, have been spread across the columns in accordance with management's understanding of regulatory requirements and historical industry experience.



Noninterest income

         Noninterest income increased 18.1% to $877,395 in 1996 from $742,711 in 1995. Service charges, overdraft charges and customer fees increased by approximately $136,000 and gains on sales of investment securities increased by approximately $15,000. Increases in customer fees, overdraft and service charges were a result of the economy, overall deposit growth and management's initiatives to maximize fee income. These gains were partially offset by a decrease in nonrecurring items of approximately $53,000 related to gains on sale of other real estate owned.



                               NONINTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                          1996            1995
                                                   -------------     -----------
 Service charges on deposit accounts                $       195       $     193
 Overdraft charges on deposit accounts                      465             351
 Fees for other customer services                           130             110
 Securities gains (losses), net                              13              (2)
 Gain on sale of other real estate owned                      -              53
 Other operating income                                      74              38
                                                   -------------     -----------
 Total noninterest income                           $       877        $    743
                                                   =============     ===========




Noninterest expenses

         Noninterest expenses for 1996 were $3.9 million, up from $3.6 million for 1995, representing a 8.4% increase. One-time merger related expenses totaled approximately $190,000 in 1996. As previously mentioned, the holding company was formed in 1996. Salaries and employee benefits increased $174,000, arising from general pay increases and increased staffing levels due to the continued growth of the Company. In addition, The Bank of Franklin acquired a branch from a regional bank in August, 1995; therefore, 1996 was the first full year of operation for this branch. Amortization of the premium paid for the deposits of this branch increased $34,000 from 1995 as a result of a full year's amortization incurred in 1996. These increases were partially offset by a $116,000 decrease in FDIC Insurance premiums, a $13,000 decrease in professional fees and a $16,000 decrease in franchise, state and local taxes. Premiums for FDIC Insurance were reduced to the $1000 per quarter in 1995 due to the solvency of the Bank Insurance Fund.



                              NONINTEREST EXPENSES
                             (DOLLARS IN THOUSANDS)

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                                1996         1995
                                             ----------  -----------
 Salaries and employee benefits              $   2,083   $    1,909
 Occupancy expenses                                264          258
 Depreciation and equipment maintenance            240          221
 FDIC assessment                                     4          120
 Postage                                           103           98
 Professional fees                                 128          141
 Franchise, state and local taxes                  164          133
 Merger related expenses                           190            -
 Other operating expenses                          750          699
                                             ----------  -----------
 Total noninterest expenses                  $   3,926    $   3,579
                                             ==========  ===========


Income Taxes

         Applicable income taxes on 1996 earnings amounted to $597,000, resulting in an effective tax rate of 23.7% compared to $565,000, or 24.8%, in 1995.

         Note 8 to UCB's Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory tax rate with the Company's reported tax expense, which are incorporated herein by reference. Also, included in Note 8 is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 1996 and 1995.

Asset Quality

         Allowance for Loan Losses. The allowance is to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer banks identified by regulatory agencies.

         In 1996, the Company had $101,000 in provision expense compared to $182,529 in 1995. Loans charged off, which are charged directly to the allowance when they occur, during 1996 amounted to $254,000 compared to $247,000 in 1995. Recoveries amounted to $112,000 and $144,000 during 1996 and 1995, respectively. The ratio of net charge-offs to average outstanding loans was 0.19% in 1996 and 0.16% in 1995. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible. The following table presents the Company's loan loss and recovery experience for the past two years.



                           ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 31,
                                              -------------------------
                                                 1996           1995
                                              ----------     ---------
 Balance, beginning of period                 $   1,250      $  1,170
                                              ----------     ---------

 Loans charged off:
       Commercial                                     7           167
       Real estate                                   75             7
       Installment                                  172            73
                                              ----------     ---------
            Total loans charged off                 254           247
                                              ----------     ---------

 Recoveries:
       Commercial                                    18            15
       Real estate                                    6            48
       Installment                                   88            81
                                              ----------     ---------
            Total recoveries                        112           144
                                              ----------     ---------

 Net charge-offs                                    142           103
 Provision for loan losses                          101           183
                                              ----------  -----------
 Balance, end of period                       $   1,209      $  1,250
                                              ==========     =========

 Ratio of allowance for loan losses to total
       loans outstanding at end of period          1.55%         1.85%

 Ratio of net of charge-offs to average loans
       outstanding during period                   0.19%         0.16%



         The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category for determining future loan losses. The following table contains a column summarizing the loan portfolio composition for reference purposes.


                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                    YEAR ENDED                 YEAR ENDED
                                 DECEMBER 31, 1996         DECEMBER 31, 1995
                            -------------------------   ------------------------
                                         PERCENT OF                  PERCENT OF
                                       LOANS IN EACH               LOANS IN EACH
                                        CATEGORY TO                  CATEGOR TO
                             AMOUNT     TOTAL LOANS       AMOUNT    TOTAL LOANS
                            --------   --------------   ---------   ------------
 Commercial                 $    536           26.47%   $     577         24.07%
 Real estate-mortgage            423           47.50%         421         49.24%
 Real estate-agriculture          14            3.70%          15          4.13%
 Real estate-construction         26            2.95%          28          3.36%
 Installment and consumer        209           19.38%         209         19.20%
                            --------   --------------   ---------   ------------
                            $  1,209          100.00%   $   1,250        100.00%
                            ========   ==============   =========   ============



         Nonperforming assets. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $347,000 at December 31, 1996, a decrease of $117,000 or 25.2% from a level of $464,000 at December 31, 1995. Total nonperforming assets and loans over 90 days past due and accruing interest were 1.1% of period-end loans and foreclosed property as of December 31, 1996 as compared to 1.0% at December 31, 1995. At December 31, 1996, in addition to loans on either nonaccrual status or loans past due 90 days or more and still accruing interest, UCB had approximately $1,308,303 of loans that had been internally classified. These loans require more than usual attention and are potential problems. UCB considered these loans in establishing the level of the allowance for loan losses. The following table summarizes nonperforming assets for the past two years.


                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31,
                                                 -------------------------
                                                     1996          1995
                                                 ----------     ----------
 Nonaccrual loans                                $     182      $      276
 Restructured loans                                      -               -
 Foreclosed properties                                 165             188
                                                 ----------     ----------
            Total nonperforming assets           $     347      $      464
                                                 ==========     ==========

 Loans past due 90 days accruing interest        $     499      $      186
                                                 ==========     ==========

 Allowance for loan losses to period-end loans        1.55%           1.85%
 Allowance for loan losses to nonaccrual loans      664.29%         452.90%

 Nonperforming assets to period-end loans and
       foreclosed property                            0.44%           0.69%
 Net charge-offs to average loans outstanding
       during the period                              0.19%           0.16%


         The Company places a loan on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of both principal and interest is doubtful. UCB's policy is to place loans on nonaccrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected. For 1996 and 1995, $19,375 and $29,500, respectively, in gross interest income would have been recorded if nonaccrual loans had been current throughout the period outstanding. For the period ended December 31, 1996 and 1995, interest income received on nonaccrual loans was $0 and $92,050, respectively.

FINANCIAL CONDITION

Loan Portfolio

         Loans, net of unearned income and the allowance for loan losses, were $77.0 million at December 31, 1996, an increase from $66.2 million at December 31, 1995, a $10.8 million or 16.3% increase. Loan demand increased during 1996.

         Loans secured by real estate comprise 54.1% of the total loan portfolio as of December 31, 1996, and includes a diverse portfolio of which single family residential loans comprise 29.4% of the loan portfolio. Loans secured by commercial real estate comprised 18.1%, while traditional commercial loans comprised 18.2% of total loans. The commercial category also includes loans secured by other forms of collateral as well as some unsecured debt. Loans secured by agricultural real estate and other loans to the agricultural sector comprised 3.7% and 8.2%, respectively, of the loan portfolio as of December 31, 1996. Other loans to the agricultural sector include unsecured loans and loans secured by farm equipment, crops and other collateral. The Company's consumer portfolio comprised 19.4% of total loans as of December 31, 1996. Real estate construction loans accounted for 2.9% of total loans outstanding as of December 31, 1996. The Company has no loans outstanding to foreign countries.

         During the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and financial standby letters of credit. At December 31, 1996, commitments for standby letters of credit and guarantees written were $1.1 million and commitments to extend credit were $13.8 million. At December 31, 1995, commitments for standby letters of credit and guarantees written were $790,000 and commitments to extend credit totaled $12.1 million.

         Interest income on installment, agricultural, commercial, and real estate mortgage loans was computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Banks' base lending rates, which are set by the Banks, or to Money Center Prime, as published in the Wall Street Journal.

         Loans by type of loan as of December 31, 1996 and 1995 and a maturity schedule of selected loans (based on contractual terms) are presented in the following tables.

                                 LOAN PORTFOLIO

                                                   December 31,
                                           -------------------------
                                              1996           1995
                                           -----------    ----------
                                             (Dollars in Thousands)

 Commercial                                $    14,273    $   10,646
 Agricultural                                    6,437         5,594

 Real estate construction                        2,304         2,271
 Real estate mortgage:
       Residential (1-4 family)                 20,868        19,592
       Home equity lines                         2,117         1,746
       Multifamily                                   -            84
       Commercial                               14,164        11,817
       Agricultural                              2,894         2,791
                                           -----------    ----------
            Real estate subtotal                42,347        38,301
                                           -----------    ----------

 Loans to individuals
       Consumer                                 14,881        12,680
       Credit card and related plans               277           279
                                           -----------    ----------
            Loans to individuals subtotal       15,158        12,959
                                           -----------    ----------

            TOTAL LOANS                         78,215        67,500

 Less unearned income                               52            68
                                           -----------    ----------
            Total net loans                $    78,163    $   67,432
                                           ===========    ==========


                      MATURITY SCHEDULE OF SELECTED LOANS
                             (Dollars in Thousands)



                                                   December 31, 1996 (1) (2)
                                   --------------------------------------------------
                                     1 Year        1 to 5          After
                                   or Less (3)      Years         5 Years     Total
                                   ------------ ----------   ------------  ----------
 Commercial and agricultural       $    10,681  $    8,655   $      1,361  $   20,697
 Real estate - construction              2,299           5              -       2,304
                                   ------------ ----------   ------------  ----------
       Total                       $    12,980  $    8,660   $      1,361  $   23,001
                                   ============ ==========   ============  ==========

 Loans maturing after one year
       with predetermined rates                      5,611            403  $    6,014

 Loans maturing after one year
       with variable rate                            3,049            958       4,007
                                                ----------   ------------  ----------
       Total                                    $    8,660   $      1,361  $   10,021
                                                ==========   ============  ==========

-----------------------------------------------------
(1)    Includes loans in nonaccrual status.
(2) Scheduled repayments are reported in the maturity category in which payment is due.
(3) Includes demand loans, loans having no stated schedule of repayments or stated maturity, and overdrafts, along with scheduled repayments.


Investment Securities

         The investment securities portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity for depositor and loan demands and is used as needed to meet collateral requirements.

         The securities portfolio consists of two components, investment securities held to maturity and securities available for sale, as prescribed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities are classified as securities held to maturity based on management's intent and the Company's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value.

         In December 1995, in accordance with a permissible, one time reclassification of securities, the Company reassessed its liquidity needs and investment strategy and transferred securities with an amortized cost of $25.2 million for held to maturity to available for sale at fair value. This resulted in a net unrealized loss of $43,598, which was reflected within a separate component of stockholders' equity in accordance with SFAS 115. This increase in the available-for-sale category was a result of management's decision to increase its flexibility in managing the investment portfolio as changing circumstances make it necessary or desirable to sell specific securities at times which may not be anticipated at the time of purchase.

         At year-end 1996, total investment securities were $56.4 million, down from $57.9 million at year-end 1995. The decline in the securities portfolio is primarily due to the investment of proceeds from the sales and maturities of securities in loans rather than new securities. Excluding U.S. Treasuries and securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of the Company's stockholders' equity. The following table presents information pertaining to the composition of the investment securities portfolio.



             Maturities of Securities Held as of December 31, 1996
                             (Dollars in Thousands)



                                                                                       Over 10
                                                                                       Years &
                                       1 Year         1 to 5           5 to 10         Equity
                                       or Less         Years            Years        Securities        Total
                                      ---------     -----------     -----------      ----------     ----------
US Agency securities:
  Amortized cost                      $   4,505     $   20,219      $    2,911       $    1,056     $  28,691
  Fair value                              4,511         20,028           2,849            1,042        28,430
  Weighted average yield                   5.92%          5.77%           6.45%            6.42%         5.89%

US Treasury securities:
  Amortized cost                      $       -     $      801      $      267       $        -     $   1,068
  Fair value                                  -            792             264                -         1,056
  Weighted average yield                   0.00%          5.16%           7.06%            0.00%         5.64%

State and Political Subdivisions:
  Amortized cost                      $     895     $    5,423      $   14,759       $      799     $  21,876
  Fair value                                898          5,457          14,882              777        22,014
  Weighted average yield                   7.23%          7.71%           7.27%            7.68%         7.39%

Other Securities:
  Amortized cost                      $     700     $    2,651      $      481       $      405     $   4,237
  Fair value                                702          2,667             481              911         4,761
  Weighted average yield                   6.00%          6.88%           6.69%            6.87%         6.71%

Total Securities (1):
  Amortized cost                      $   6,100     $   29,094      $   18,418       $    2,260     $  55,872
  Fair value                              6,111         28,944          18,476            2,730        56,261
  Weighted average yield                   6.12%          6.22%           7.12%            6.95%         6.53%


----------------------------------------------------

(1) Yields on tax-exempt securities are computed on a taxable-equivalent basis.


Deposits

         Deposits provide funding for the Banks investment in loans and securities. A primary objective is to increase core deposits as a means to fund asset growth at less cost. It is anticipated that competition for deposits will increase within the Banks primary market areas. At the same time interest paid for deposits must be managed carefully to control the level of interest expense. Total deposits grew by $5.6 million or 4.5% from $124.2 million at December 31, 1995 to $129.8 million at December 31, 1996. Non-interest bearing deposits increased by $3.3 million or 19.5% from $17.0 million at the end of 1995 to $20.3 million at the end of 1996. Interest bearing deposits as of December 31, 1996 were $109.5 million increasing by $2.3 million or 2.1%, from year end 1995 of $107.2 million. While most interest bearing deposits remained stable from 1995 to 1996, NOW accounts and certificates of deposits increased by $1.1 million and $1.6 million, respectively. Non-interest bearing deposits were 15.6% of total deposits a December 31, 1996, compared to 13.7% for year end 1995.

         The Banks offer individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market, and certificate of deposits. Certificates of deposit, are obtained primarily from the communities the Banks serve. The Banks also carry interest-bearing deposits with state and local municipal governments.





                        AVERAGE DEPOSITS AND RATES PAID
                             (DOLLARS IN THOUSANDS)

                                                                        For the Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                       1996                                     1995
                                                 -------------------------------------     ------------------------------------
                                                      Amount               Rate                 Amount               Rate
                                                 -----------------   -----------------     ----------------    ----------------
 Noninterest-bearing accounts                         $    17,584                -             $    15,050                -
                                                 -----------------                         ----------------
 Interest-bearing accounts
       Interest checking                                   16,469              2.87%                13,039             2.95%
       Money market                                        20,213              3.52%                19,235             3.60%
       Regular savings                                     11,725              3.05%                11,018             3.17%
       Time deposits
            Less than $100,000                             49,181              5.36%                41,966             5.30%
            $100,000 and over                              10,040              5.27%                 9,995             5.07%
                                                 -----------------                         ----------------
       Total interest-bearing                             107,628              4.38%                95,253             4.37%
                                                 -----------------                         ----------------
 Total deposits                                        $  125,212                               $  110,303
                                                 =================                         ================


                    MATURITIES OF CD'S OF $100,000 AND OVER
                             (Dollars in Thousands)

                         Within   Three     Six to    Over
                         Three    to Six    Twelve   Twelve
                         Months   Months    Months   Months     Total
                       --------   -------   -------  -------  --------
 At December 31, 1996  $  2,300   $ 2,587   $ 3,054  $ 2,283  $ 10,224


Capital Resources

         The adequacy of the Banks capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Banks resources and consistent with regulatory requirement and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At the end of December 31, 1996 and 1995, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-one capital includes stockholders' equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 1996, on a consolidated basis United Community Bankshares total risk-based capital ratio was 19.48%, The Bank of Franklin's was 15.58% and The Bank of Sussex and Surry's was 24.83%, all of which were well above the regulatory minimum of 8.0%. As of December 31, 1995 the total risk-based capital ratio for UCB, BOF and BSS were 21.41%, 16.57% and 28.15%, respectively. Further information on capital adequacy for the Banks may be found in Note 16 of UCB's Financial Statements and are incorporated herein by reference.

Short-Term Borrowings

         In the course of operations, due to fluctuations in loan and deposit levels, the Banks occasionally find it necessary to purchase federal funds on a short-term basis. The Banks maintain federal funds line arrangements with several regional banks, whereby they may purchase funds totaling $13,956,000. The Company has been, and continues to be, a net provider of funds in the market place. Based on certain criteria and acceptable collateral, BOF may borrow $6.5 million from the Federal Home Loan Bank. As of December 31, 1996 the Banks had no outstanding borrowings on these lines.

         In 1995, BOF began offering overnight repurchase agreements to a commercial customer, which amounted to $229,000 at year-end 1996 and $336,000 at year-end 1995. Further information on short-term borrowings is contained in UCB's Annual Report to Stockholders for the year end December 31, 1996, and is incorporated herein by reference.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold and investments and loans maturing within one year. As a result of the Company's management of liquid assets, and the ability to generate liquidity through liability fundings, management believes that the Company maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs.

         Cash and cash equivalents totaled $11.2 million and $14.1 million for the years ended December 31, 1996 and 1995, respectively.

         At December 31, 1996, cash, securities classified as available for sale and federal funds sold were $57.2 million, 41.7% of total earning assets, compared to $61.2 million, 46.3% of total earning assets at December 31, 1995. Asset liquidity is also provided by managing both loan and securities maturities.

         Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank. The Company has no long-term debt and no material commitments for capital expenditures.

Effects of Inflation and Changing Prices in Seasonality

         The financial statements and related data presented herein were prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation.

         The effect of changing prices on financial institutions is typically different from other industries, as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices.

         Because of the seasonality of the agricultural industry, the volume of loans and deposits typically fluctuate during the year. Loans are typically heaviest from April to December and deposits are typically their lowest during the same period. At the end of the year and the beginning of the following year, loans decrease as they are repaid and deposits increase as a result of the sale of the fall harvest.

New Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Except for certain provisions affecting repurchase agreements and other similar transactions, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied prospectively. Earlier or retroactive application is not permitted. The effective date of the provisions affecting repurchase agreements and similar transactions, including related transfers of collateral, is delayed for one year, to allow more time for accounting systems to be put in place to properly reflect the requirements and guidance of this Statement.

         This Statement also provides implementation guidance for assessing isolation of transferred assets (one of the requirements for recognizing transfers), and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. This Statement is not expected to materially effect financial position or results of operations.

         On November 14, 1996, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue 96-12 (the Issue), Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Structured notes are debt instruments whose cash flows are linked to the movement of one or more indexes, interest rates, foreign exchange rates, commodities prices, prepayment rates, or similar variables. They are issued by U.S. government sponsored enterprises, multilateral development banks, municipalities, and private corporations. The Issue addresses the accounting for certain structured notes that are in the form of debt securities. The EITF reached a consensus that investors should use the retrospective interest method for recognizing income on structured note securities that are classified as available-for-sale and held-to-maturity debt securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that meet certain conditions. Under the retrospective interest approach, income on the structured notes for the current period is measured based on changes in estimates of future cash flows between periods, and cash receipts of interest income in the current period and, therefore, is different from recognizing income on the interest method of accounting for securities. The EITF observed that changes in accounting for this Issue should be applied to all structured notes within the scope of this Issue, either currently as a change in accounting principle, or prospectively to new securities acquired after November 14, 1996. Management believes the Company does not hold securities within the scope of the Issue, and does not plan to invest in such securities in the foreseeable future. Therefore, the Issue is not expected to have a material effect on the financial position or results of operations in the foreseeable future.

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. SOP 96-1 provides guidance on accounting for environmental remediation liabilities within the framework established by FASB Statement No. 5, Accounting for Contingencies. It includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in accordance with FASB Statement No. 5, and guidance on measurement, display, and disclosure of such liabilities. The SOP is effective for fiscal years beginning after December 15, 1996, with earlier application encouraged. Management does not expect this SOP to have a material effect on the financial position or results of operations in the foreseeable future.




Item 7.  Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
United Community Bankshares, Inc.
Franklin, Virginia

We have audited the accompanying consolidated balance sheets of United Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements as of December 31, 1995, and for the year then ended have been restated to reflect the pooling of interests with The Bank of Franklin and The Bank of Sussex and Surry as described in Notes 1 and 2 to the consolidated financial statements. We did not audit the 1995 financial statements of The Bank of Sussex and Surry, which statements reflect total assets of $62,476,940 as of December 31, 1995, and net income of $775,807 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Bank of Sussex and Surry as of December 31, 1995 and for the year then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of United Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ GOODMAN AND COMPANY, L.L.P.

One Commercial Place
Norfolk, Virginia
January 31, 1997, except for Note 17,
as to which the date is February 5, 1997

                       UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                       ---------------------------------
                                                                            1996              1995
                                                                       ---------------   ---------------
ASSETS

CASH AND CASH EQUIVALENTS
       Cash and due from banks                                         $    7,262,129    $    5,976,149
       Federal funds sold                                                   3,889,538         8,086,367
                                                                       ---------------   ---------------
            TOTAL CASH AND CASH EQUIVALENTS                                11,151,667        14,062,516

SECURITIES AVAILABLE FOR SALE                                              46,064,158        47,166,416
SECURITIES HELD TO MATURITY, AT AMORTIZED COST
       (Fair value approximates $10,196,586 and $10,613,031 at
            December 31, 1996 and 1995)                                    10,325,502        10,698,480
                                                                       --------------    --------------
            TOTAL SECURITIES                                               56,389,660        57,864,896

LOANS, NET OF UNEARNED INCOME                                              78,163,083        67,431,788
       Less: allowance for loan losses                                      1,209,365         1,250,474
                                                                       --------------    --------------
            NET LOANS                                                      76,953,718        66,181,314

PREMISES AND EQUIPMENT, NET                                                 1,975,687         2,054,088
ACCRUED INTEREST                                                            1,698,586         1,618,604
INTANGIBLES, NET                                                              719,037           769,863
OTHER ASSETS                                                                  989,284           725,845
                                                                       --------------    --------------
            TOTAL ASSETS                                               $  149,877,639    $  143,277,126
                                                                       ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
       Noninterest-bearing demand                                      $   20,292,314    $   16,987,711
       Interest-bearing                                                   109,533,322       107,226,508
                                                                       --------------    --------------
            TOTAL DEPOSITS                                                129,825,636       124,214,219

SHORT-TERM BORROWINGS                                                         229,207           336,202
DEFERRED COMPENSATION                                                         188,802           146,229
ACCRUED INTEREST PAYABLE                                                      400,069           383,214
OTHER LIABILITIES                                                             254,470           443,993
                                                                       --------------    --------------
            TOTAL LIABILITIES                                             130,898,184       125,523,857
                                                                       --------------    --------------

STOCKHOLDERS' EQUITY
       Preferred stock, $1.00 par value; authorized 1,000,000 shares;
            none outstanding                                                        -                 -
       Common stock, $1.00 par value; authorized 6,000,000 shares;
            issued and outstanding 1,829,209 shares in 1996 and 1995        1,829,209         1,829,209
       Additional paid-in capital                                           3,059,038         3,062,580
       Retained earnings                                                   13,749,417        12,398,702
       Net unrealized gains on securities available for sale, net of
            taxes of $176,082 in 1996 and $238,401 in 1995                    341,791           462,778
                                                                       --------------    --------------
            TOTAL STOCKHOLDERS' EQUITY                                     18,979,455        17,753,269
                                                                       --------------    --------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  149,877,639    $  143,277,126
                                                                       ==============    ==============

                       UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   YEARS ENDED DECEMBER 31,
                                                                   -----------------------
                                                                      1996         1995
                                                                   ----------   ----------
INTEREST INCOME
      Interest and fees on loans                                   $6,925,331   $6,327,128
      Interest on investment securities:
          Taxable                                                   2,332,960    2,062,898
          Non-taxable                                                 953,877      709,222
                                                                   ----------   ----------
                                                                    3,286,837    2,772,120
      Interest on federal funds sold                                  205,682      361,017
                                                                   ----------   ----------
          TOTAL INTEREST INCOME                                    10,417,850    9,460,265

INTEREST EXPENSE
      Interest on deposits                                          4,706,435    4,156,179
      Interest on short-term borrowings                                42,538        5,191
                                                                   ----------   ----------
          TOTAL INTEREST EXPENSE                                    4,748,973    4,161,370

NET INTEREST INCOME                                                 5,668,877    5,298,895

PROVISION FOR LOAN LOSSES                                             101,000      182,529
                                                                   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 5,567,877    5,116,366

NONINTEREST INCOME
      Service charges and fees                                        793,104      654,829
      Net gain (loss) on sale of available-for-sale securities         12,734       (2,285)
      Other                                                            71,557       90,167
                                                                   ----------   ----------
          TOTAL NONINTEREST INCOME                                    877,395      742,711

NONINTEREST EXPENSES
      Salaries and employee benefits                                2,083,205    1,909,455
      Occupancy expenses                                              264,257      258,279
      Depreciation and equipment maintenance                          240,435      220,847
      FDIC insurance                                                    4,000      119,893
      Professional fees                                               127,673      140,569
      Postage                                                         103,403       98,336
      Merger related expenses                                         189,758            -
      Other                                                           913,455      831,534
                                                                   ----------   ----------
          TOTAL NONINTEREST EXPENSES                                3,926,186    3,578,913

INCOME BEFORE INCOME TAXES                                          2,519,086    2,280,164

INCOME TAX EXPENSE                                                    596,181      564,788
                                                                   ----------   ----------

NET INCOME                                                         $1,922,905   $1,715,376
                                                                   ==========   ==========

NET INCOME PER COMMON SHARE                                        $     1.05   $     0.94
                                                                   ==========   ==========

                       UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                 NET UNREALIZED
                                                                 ADDITIONAL                       GAIN (LOSS)
                                                   COMMON         PAID-IN        RETAINED        ON SECURITIES
                                                   STOCK          CAPITAL        EARNINGS      AVAILABLE FOR SALE       TOTAL
                                                 -----------  --------------   -------------   -------------------  --------------
BALANCE - JANUARY 1, 1995                        $ 1,829,209   $   3,062,580    $ 11,106,156    $        18,853      $ 16,016,798

      Net income                                           -               -       1,715,376                  -         1,715,376

      Cash dividends declared
           ($.23 per share)                                -               -        (422,830)                 -          (422,830)

      Change in unrealized gains and losses
           on securities available for sale, net
           of taxes of $233,449                            -               -               -            443,925           443,925

                                                 ------------  --------------   -------------   ----------------    --------------
BALANCE - DECEMBER 31, 1995                        1,829,209       3,062,580      12,398,702            462,778        17,753,269

      Net income                                           -               -       1,922,905                  -         1,922,905

      Cash dividends declared
           ($.31 per share)                                -               -        (572,190)                 -          (572,190)

      Other                                                -          (3,542)              -                  -            (3,542)

      Change in unrealized gains and losses
           on securities available for sale, net
           of taxes of $62,319                             -               -               -           (120,987)         (120,987)

                                                 ------------  --------------   -------------   ----------------    --------------
BALANCE - DECEMBER 31, 1996                      $ 1,829,209   $   3,059,038    $ 13,749,417    $       341,791      $ 18,979,455
                                                 ============  ==============   =============   ================    ==============

                       UNITED COMMUNITY BANKSHARES, INC.
------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                       1996             1995
                                                                              ------------------  ----------------
OPERATING ACTIVITIES:
      Net income                                                                      1,922,905     $   1,715,376
      Adjustments to reconcile to net cash provided by operating activities:
           Provision for loan losses                                                    101,000           182,529
           Depreciation and amortization                                                244,901           197,790
           Amortization of investment security premiums, net of discounts               (38,224)          (75,310)
           Net (gain) loss on sale of investment securities                             (12,734)            2,285
           Gain on sale of other real estate                                                  -           (52,500)
           Changes in:
              Interest receivable                                                       (79,982)         (318,301)
              Interest payable                                                           16,855            71,947
              Other assets                                                             (263,439)          161,156
              Deferred compensation and other liabilities                               (84,631)           26,937
                                                                              ------------------  ----------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,806,651         1,911,909
                                                                              ------------------  ----------------

INVESTING ACTIVITIES:
      Proceeds from maturities and sales of available-for-sale securities            11,751,723         3,916,682
      Purchases of available-for-sale securities                                    (10,812,561)      (13,182,259)
      Redemptions of held-to-maturity securities                                      2,634,900        22,702,375
      Purchases of held-to-maturity securities                                       (2,231,174)      (24,710,016)
      Loan originations, net of principal repayments                                (10,870,050)       (5,611,682)
      Net cash and cash equivalents received from branch acquisition                          -         9,876,744
      Purchases of premises and equipment                                              (119,028)         (183,794)
      Proceeds from sale of other real estate                                                 -           150,000
      Purchase of other real estate                                                           -           (97,500)
                                                                              ------------------  ----------------
           NET CASH USED BY INVESTING ACTIVITIES                                     (9,646,190)       (7,139,450)
                                                                              ------------------  ----------------

FINANCING ACTIVITIES:
      Net increase (decrease) in short-term borrowings                                 (106,995)          336,202
      Cash dividends paid                                                              (572,190)         (422,830)
      Fractional share payout                                                            (3,542)                -
      Net increase in noninterest bearing deposits                                    3,304,603         1,505,866
      Net increase in interest bearing deposits                                       2,306,814         7,211,956
                                                                              ------------------  ----------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,928,690         8,631,194
                                                                              ------------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (2,910,849)        3,403,653

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       14,062,516        10,658,863
                                                                              ------------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $      11,151,667     $  14,062,516
                                                                              ==================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for:
           Interest on deposits and other borrowings                          $       4,732,118     $  4,058,708
           Income taxes                                                       $         664,488     $    447,740

      Schedule of noncash investing activities:
           Transfer of securities held-to-maturity to available for sale      $               -     $ 25,210,316



NOTE 1 -- ORGANIZATION AND BUSINESS COMBINATION

         On August 1, 1996, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), collectively referred to as the "Banks," became affiliated pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 25, 1996. The transaction contemplated by the Agreement created a holding company, United Community Bankshares, Inc. ("UCB"), which facilitated a share exchange transaction between UCB and each of the respective banks. The Agreement was approved by the stockholders of BOF and BSS at annual meetings held on June 27, 1996. After the share exchange, BOF and BSS became wholly-owned subsidiaries of UCB, and each shareholder of BOF and BSS became a shareholder of UCB. Under the terms of the Agreement, BOF and BSS shareholders received 4.806 and 3.0 shares, respectively, of UCB common stock for each share previously held. This resulted in the issuance of 1,829,209 shares of UCB common stock. This combination was accounted for as a pooling of interests. In connection with this transaction, merger expenses totaling $189,758 were recognized in 1996. On June 30, 1996, BOF and BSS reported unaudited total assets of $82.2 million and $61.8 million, respectively, and unaudited stockholders' equity of $8.1 million and $9.7 million, respectively.

         The following summarizes the separate historical results of operations for BOF and BSS for periods prior to the merger, during which time there were no intercompany transactions:




                                                     BOF                 BSS                Combined
                                           --------------      -----------------     -----------------
 Six months ended June 30, 1996:
 (Unaudited)
 Net interest income                      $    1,576,000        $  1,160,000           $   2,736,000
 Net income                               $      601,000        $    403,000           $   1,004,000

 Year ended December 31, 1995:
 Net interest income                      $    2,867,961        $  2,430,934           $   5,298,895
 Net income                               $      939,569        $    775,807           $   1,715,376







         The combined stockholders' equity remained relatively unchanged for December 31, 1995 to June 30, 1996. BOF stockholders' equity decreased to $8.1 million at June 30, 1996 from $8.2 million at December 31, 1995. BSS stockholders' equity increased to $9.7 million at June 30, 1996 from $9.6 million at December 31, 1995. Theses changes resulted primarily from: (1) $601,000 and $403,000 of net income for the BOF and BSS respectively during the six month period ended June 30, 1996; (2) a $495,000 and $219,000 change in the net unrealized losses on securities available for sale, net of income taxes, for the respective banks; and (3) dividends paid of $209,000 and $107,000, for the respective banks, during the same period.

         The Banks' are state-chartered commercial banks with two offices in Franklin, and offices in Wakefield, Courtland, Ivor, Newsoms, Suffolk and Surry, Virginia. The Banks' primary market area is within western Tidewater, Virginia.

         The Banks' principal business consists of providing a broad range of lending and deposit services to individual and commercial customers with an emphasis on those services traditionally associated with independent community banks. These services include checking and savings accounts, certificates of deposit and charge cards. The Banks' lending activities include commercial and personal loans, lines of credit, installment loans, home improvement loans, overdraft protection and construction loans.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of United Community Bankshares, Inc. and its wholly-owned subsidiaries, The Bank of Franklin, The Bank of Sussex and Surry, and their wholly-owned subsidiaries, The Bank of Franklin Service Corporation and BSS Service Corporation, respectively. All significant intercompany accounts and transactions have been eliminated.

         BOF and BSS commenced operations in 1971 and 1902, respectively. The Bank of Franklin Service Corporation and BSS Service Corporation were organized in 1996 and 1994, respectively, to facilitate investment in financial related services.

         The consolidation has been prepared using the pooling of interests method of accounting. All information included in the financial statements has been combined as if the merger occurred at the earliest date presented.

         Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.

         Securities

         Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reflected at fair value, with unrealized gains and losses included in earnings; however, the Banks did not maintain securities classified as trading during the periods presented. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are included in earnings as realized losses.

         Premiums and discounts are recognized in interest income using the interest method over the period to maturity on held-to-maturity and available-for-sale securities. Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities result in write-downs of the individual securities to fair value.
Gains and losses are determined using the specific-identification method.

         In December of 1995, pursuant to a special report issued by the Financial Accounting Standards Board ("FASB") regarding the application of FASB Statement No. 115, Accounting for Certain Investments In Debt and Equity Securities, the Banks reassessed their intent with respect to their securities portfolios. As a result, held-to-maturity securities, with an amortized cost basis of $25,210,316 and unrealized gains and losses of $231,048 and $297,105, respectively, were transferred to the available-for-sale category.

         Loans

         Loans are reported at their principal outstanding balance net of charge-offs, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is generally recognized when income is earned using the interest method.

         Allowance for Loan Losses

         The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

         When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

         The adequacy of the allowance for loan losses is periodically evaluated by the Banks, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Banks' historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, and charge-offs. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for losses on loans. Such agencies may require the Banks to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         The Banks adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under the standard, a loan is considered impaired, based on current information and events, if it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FASB Statement No. 114 did not result in an additional provision for loan losses.

         Income Recognition on Impaired and Nonaccrual Loans

         Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

         Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

         While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

         Other Real Estate Owned

         Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Banks receive physical possession of the debtor's assets. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, the fair value of the property is assessed and any excess of the loan balance over the fair value less estimated costs to sell is charged against the allowance for loan losses. Revenues and expenses related to the property, and subsequent adjustments to fair value less estimated costs to sell are classified as an expense for other real estate owned.

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, assets are depreciated over their estimated useful lives using the straight-line and accelerated methods. For income tax purposes, the accelerated cost recovery system and the modified accelerated cost recovery system are used. Net gains and losses on disposal or retirement of premises and equipment are included in other income.

         Intangible Assets

         Intangible assets relate to the purchase of a branch and are amortized over fifteen years using the straight-line method.

         Income Taxes

         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, deferred compensation, and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Off-Balance Sheet Financial Instruments

         In the ordinary course of business, the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, standby letters of credit, and financial guarantees written. Such financial instruments are recorded in the financial statements when they become payable.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions and other factors.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform them to the current year's presentation.





NOTE 3 -- SECURITIES

         Securities at December 31, 1996 and 1995 are as follows:





                                                                         Gross        Gross
                                                      Amortized        Unrealized   Unrealized
                                                        Cost             Gains        Losses     Fair Value
                                                  -------------------------------------------------------------
Securities available for sale
     December 31, 1996
        U.S. Government and federal agencies           $22,579,494   $    18,954   $   186,890   $22,411,558
        State and local governments                     17,078,633       182,000         4,585    17,256,048
        Federal Home Loan Mortgage Corp.                   481,458          --           9,137       472,321
        Federal National Mortgage Assoc                    237,905          --           4,616       233,289
        Corporate debt securities                        4,127,697         4,875          --       4,132,572
        Equity securities                                   10,006       519,334          --         529,340
        Mortgage-backed securities                         915,135          --           1,816       913,319
        Collateralized mortgage obligations                115,957          --             246       115,711
                                                  ----------------------------------------------------------
                                                       $45,546,285   $   725,163   $   207,290   $46,064,158
                                                  ==========================================================



                                                                         Gross         Gross
                                                      Amortized        Unrealized    Unrealized
                                                        Cost             Gains         Losses      Fair Value
                                                   ------------------------------------------------------------
Securities available for sale
     December 31, 1995
        U.S. Government and federal agencies            $25,315,689   $   220,189   $   217,105   $25,318,773
        State and local governments                      15,598,014       256,157        73,827    15,780,344
        Federal Home Loan Mortgage Corp.                    549,708          --           3,966       545,742
        Government National Mortgage Assoc                  180,451           636          --         181,087
        Corporate debt securities                         4,005,735        89,100         4,531     4,090,304
        Equity securities                                    10,006       435,237         6,250       438,993
        Mortgage-backed securities                          806,090         5,933           850       811,173
                                                   ----------------------------------------------------------
                                                        $46,465,693   $ 1,007,252   $   306,529   $47,166,416
                                                   ==========================================================





                                                                           Gross           Gross
                                                      Amortized         Unrealized       Unrealized
                                                        Cost               Gains           Losses           Fair Value
                                                   ----------------    --------------   --------------    ----------------
Securities held to maturity
     December 31, 1996
        U.S. Government and federal agencies         $    5,428,101      $                $     86,316       $   5,341,785
        State and local governments                       4,797,401                        -    42,520           4,754,881
        Equity securities                                   100,000           -                     80              99,920
                                                   ----------------    --------------   --------------    ----------------
                                                      $  10,325,502      $    -           $    128,916       $  10,196,586
                                                   ================    ==============   ==============    ================


                                                                           Gross            Gross
                                                      Amortized         Unrealized       Unrealized
                                                        Cost               Gains           Losses           Fair Value
                                                   ----------------    --------------   --------------    ----------------
Securities held to maturity
     December 31, 1995
        U.S. Government and federal agencies        $      5,896,374    $   4,061  $       55,788    $      5,844,647
        State and local governments                        4,601,965       19,688          50,029           4,571,624
        Equity securities                                    200,141        -               3,381             196,760
                                                   -----------------    ---------   --------------    ----------------
                                                    $     10,698,480    $  23,749   $     109,198     $    10,613,031
                                                   =================    =========   ==============    ================

         At December 31, 1996 and 1995, approximately $6,374,000 and $2,648,000, respectively, of securities were pledged to secure deposits of the U.S. Government or the Commonwealth of Virginia. In addition, as of December 31, 1996, approximately $966,000 of securities were pledged to secure two repurchase agreements.

         The amortized cost and fair value of securities by maturity date at December 31, 1996 are as follows:





                                      Securities held to maturity                 Securities available for sale
                                 --------------------------------------       --------------------------------------
                                     Amortized              Fair                  Amortized              Fair
                                       Cost                 Value                   Cost                 Value
                                 ---------------    -----------------       -----------------    -----------------
 Due in one year or less         $       951,748    $         950,024       $       5,147,385    $       5,160,007
 Due from one to five years            5,340,765            5,283,919              23,753,419           23,659,375
 Due from five to ten years            3,236,633            3,181,075              15,181,100           15,295,554
 Due after ten years                     796,356              781,568               1,454,381            1,419,884
                                 ---------------    -----------------       -----------------    -----------------
                                      10,325,502           10,196,586              45,536,285           45,534,820
 Equity securities                             -                    -                  10,000              529,338
                                 ---------------    -----------------       -----------------    -----------------
 Total                            $   10,325,502    $      10,196,586       $      45,546,285    $      46,064,158
                                 ===============    =================       =================    =================



         Gross realized gains and gross realized losses were:






                                                             December 31,
                                                   --------------------------------
                                                       1996              1995
                                                   --------------    --------------
 Gross realized gains:
    U.S. government agencies                           $    21,379     $      271
    State and local governments                              3,753              -
    Corporate debt securities                                4,421              -
                                                   ---------------   ------------
                                                       $    29,553     $      271
                                                   ---------------   ------------
 Gross realized losses:
    U.S. government agencies                           $     1,750     $    2,556
    State and local governments                              2,698              -
    Mortgage backed securities                              12,371              -
                                                   ---------------   ------------
                                                       $    16,819     $    2,556
                                                   ---------------   ------------
    Net realized gains (losses)                        $    12,734    $    (2,285)
                                                   ===============   ============





NOTE 4 -- LOANS

         Loans consist of the following:








                                                             December 31,
                                                   --------------------------------
                                                       1996              1995
                                                   --------------    --------------
                                                          (Dollars in thousands)
 Gross loans:
      Commercial                                       $    20,697     $   16,235
      Real estate - construction                             2,304          2,271
      Real estate - agriculture                              2,894          2,791
      Commercial real estate                                14,164         11,900
      Residential real estate                               22,985         21,338
      Installment and consumer loans                        15,141         12,924
                                                   ---------------   ------------
         Total gross loans                                  78,185         67,459
 Less:
      Allowance for loan losses                              1,209          1,250
      Deferred loan fees                                        22             28
                                                   ---------------   ------------
 Loans, net                                         $       76,954    $    66,181
                                                   ===============   ============


         A summary of the activity in the allowance for loan losses account is as follows:




                                                     Year Ended December 31,
                                                 ---------------------------------
                                                      1996              1995
                                                 ---------------   ---------------
Balance, beginning of year                         $  1,250,474     $    1,169,874
Provisions charged to operations                        101,000            182,529
Loans charged off                                      (254,546)          (246,239)
Recoveries                                              112,437            144,310
                                                 ---------------   ---------------
Balance, end of year                               $  1,209,365     $    1,250,474
                                                 ===============  ================


         Loans on which the accrual of interest has been discontinued amount to $182,060 and $276,584 at December 31, 1996 and 1995, respectively. Impaired loans at December 31, 1996 and 1995 were not significant.


NOTE 5 -- PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:




                                                           December 31,
                                                 ---------------------------------
                                                      1996              1995
                                                 ---------------   ---------------
Land                                               $    393,238     $      393,238
Buildings and improvements                            1,951,271          1,931,728
Leasehold improvements                                  100,515            100,515
Equipment, furniture and fixtures                     2,022,125          1,922,640
                                                 ---------------   ---------------
                                                      4,467,149          4,348,121
Less accumulated depreciation                         2,491,462          2,294,033
                                                 ---------------   ---------------
Premises and equipment, net                          $1,975,687     $    2,054,088
                                                 ===============   ===============


         Depreciation charged to operating expense for the years ended December
31, 1996 and 1995 was $204,397 and $180,848, respectively.


NOTE 6 -- DEPOSITS

         Interest bearing deposits consist of the following:






                                                           December 31,
                                              ----------------------------------------
                                                    1996                    1995
                                              ------------------    ------------------
NOW accounts                                     $   17,368,673      $      16,237,221
Money market accounts                                20,553,509             20,955,873
Savings accounts                                     11,629,507             11,695,947
Certificates of deposit $100,000 and over            10,224,208             10,497,532
Other time deposits                                  49,757,425             47,839,935
                                              ------------------    ------------------
Total interest-bearing deposits                   $ 109,533,322      $     107,226,508
                                              ==================    ==================

         At December 31, 1996, the scheduled maturities of time deposits with remaining maturities in excess of one year are as follows:




1998                    $        9,284,653
1999                             4,874,396
2000                             4,209,930
2001                             1,447,195
2002 and thereafter                  6,576

         The aggregate amount of certificates of deposit due within one year, each with a minimum denomination of $100,000, was approximately $7,941,000 and $7,729,000 in 1996 and 1995, respectively.


NOTE 7 -- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

         Net income per common share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 1,829,209 for 1996 and 1995.

         The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statement. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 that the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized both Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage rations as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

         The Banks' actual capital amounts and ratios are also presented in the table.


                                                                                                       To be Well
                                                                                                    Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                     Actual                Adequacy Purposes        Action Provisions
                                             ------------------------   ------------------------  ----------------------
                                               Amount       Ratio         Amount        Ratio       Amount     Ratio
                                             ------------ -----------   ------------  ----------  ---------- ----------
                                                                          (Dollars in Thousands)
As of December 31, 1996:
     Total Capital (to Risk Weighted Assets):
        Consolidated                          $   19,106      19.48% >=  $  7,846  >=  8.00%      N/A
        The Bank of Franklin                  $    8,838      15.58% >=  $  4,538  >=  8.00% >=  $  5,673 >= 10.00%
        The Bank of Sussex and Surry          $   10,268      24.83% >=  $  3,308  >=  8.00% >=  $  4,135 >= 10.00%

     Tier I Capital (to Risk Weighted Assets):
        Consolidated                          $   17,919      18.27% >=  $  3,923  >=  4.00%      N/A
        The Bank of Franklin                  $    8,168      14.40% >=  $  2,269  >=  4.00% >=  $  3,404 >=  6.00%
        The Bank of Sussex and Surry          $    9,751      23.58% >=  $  1,654  >=  4.00% >=  $  2,481 >=  6.00%

     Tier I Capital (to Average Assets):
        Consolidated                          $   17,919      12.08% >=  $  5,934  >=  4.00%      N/A
        The Bank of Franklin                  $    8,168       9.58% >=  $  3,409  >=  4.00% >=  $  4,262 >=  5.00%
        The Bank of Sussex and Surry          $    9,751      15.45% >=  $  2,524  >=  4.00% >=  $  3,155 >=  5.00%




NOTE 8 -- INCOME TAXES

         The principal components of income tax expense are as follows:



                                                           Year Ended December 31,
                                                          ---------------------------------
                                                              1996              1995
                                                          --------------    ---------------
 Federal income tax expense - current                      $    639,110      $      521,097
 Deferred federal income tax expense (benefit) related
      to temporary differences in reporting                     (42,929)     $       43,691
                                                          ==============    ===============
 Income tax expense                                        $    596,181      $      564,788
                                                          ==============    ===============

         Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

                                                              Year Ended December 31,
                                                          ---------------------------------
                                                              1996              1995
                                                          --------------    ---------------
 Federal income tax expense at statutory rate              $    854,543      $      775,256
 Tax effect of:
      Tax exempt interest                                      (320,227)           (234,251)
      Merger fees                                                64,518              -
      Other                                                      (2,653)             23,783
                                                          --------------    ---------------
 Income tax expense                                        $    596,181      $      564,788
                                                          ==============    ===============






         The Banks have the following deferred tax assets and liabilities:





                                                                     December 31,
                                                           ---------------------------------
                                                                1996              1995
                                                           ---------------   ---------------
 Deferred tax assets:
      Deferred compensation                                 $      64,194     $    49,718
      Accrued employee benefits                                     3,039           3,039
      Interest on nonaccrual loans                                 29,427          28,602
      Pension expense                                               2,046           2,824
                                                           ---------------   ---------------
         Total deferred tax asset                                  98,706          84,183
                                                           ---------------   ---------------

 Deferred tax liabilities:
      Premises and equipment                                       38,226          38,574
      Allowance for loan losses                                    89,411         118,021
      Net unrealized gains on available-for-sale securities       176,082         238,401
      Discount accretion on sale of securities                     10,901          14,805
      Deferred fees                                                 7,954             715
      Other                                                                         2,784
                                                           ---------------   ---------------
         Total deferred tax asset                                 322,574         413,300
                                                           ---------------   ---------------

 Net deferred tax liability                                  $    223,868     $   329,117
                                                           ===============   ===============





NOTE 9 -- RETIREMENT PLANS

         The Bank of Franklin

         The Bank maintains deferred compensation and retirement arrangements with certain officers. The Bank's current policy is to accrue the estimated amounts to be paid under the contracts.

         The Bank has a profit-sharing plan for all eligible officers and employees. Requirements for eligibility to participate include reaching the age of 19 and one year of service. Vesting in the plan begins the second year of participation and increases annually by 20% until full vesting occurs after six years. Employer contributions are determined annually and are calculated based on the participant's annual compensation. The amounts contributed to the plan were $28,000 and $25,000 for 1996 and 1995, respectively.

         The Bank of Sussex and Surry

         The Bank sponsors a non-contributory defined benefit plan for all employees. Pension benefits vest after five years of service and are based on years of service and average final salary. The Bank's funding policy is to make the minimal annual contribution that is required by applicable regulations, plus such amounts as the Bank may determine is appropriate from time to time.






         The amount charged to expense for the Bank's pension plan totaled $59,792 and $62,986 for the years ended December 31, 1996 and 1995, respectively. The components of the pension cost charged to expense consisted of the following:






                                                           1996              1995
                                                       --------------    --------------
Service cost                                            $      50,276     $      46,872
Interest cost on projected benefit obligation                  42,845            35,468
Expected return on plan assets                                (35,564)          (23,093)
Net amortization and deferral                                   2,235             3,739
                                                       ==============    ==============
                                                        $      59,792     $      62,986
                                                       ==============    ==============

         The following table sets forth the plan's funded status, as of the most recent actuarial valuation date, October 1, 1996, and the amount recognized in the Bank's consolidated financial statements as of December 31:





                                                           1996              1995
                                                       --------------    --------------
Actuarial present value of benefit obligations:
   Vested benefits                                      $    419,584      $    353,592
                                                       ==============    ==============

   Accumulated benefits                                 $    425,327      $    361,187
                                                       ==============    ==============

Projected benefit obligation                             $  (614,540)     $   (548,960)
Plan assets at fair value                                    510,525           430,631
                                                       --------------    --------------
Projected benefit obligation in excess of plan assets       (104,015)         (118,329)

Unrecognized prior service costs                             (60,990)          (64,578)
Unrecognized net loss                                         14,951            25,171
Remaining unrecognized net obligation from the
   beginning of the year                                      89,720            95,114
                                                       ==============    ==============
Liability on the balance sheet                          $    (60,334)     $   (62,622)
                                                       ==============    ==============




         The weighted-average discount rate used in determining the actuarial present value of the benefit obligations was 7% at December 31, 1996 and 1995. The expected long-term rate of return on plan assets was 7% at December 31, 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations was 6% at December 31, 1996 and 1995.

         Plan assets at December 31, 1996 consist of an investment in a stock mutual fund, and in money market, equity, fixed income and balanced funds offered by the Virginia Bankers Associations Pension Investment Program.


NOTE 10 -- FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT
                 TO REPURCHASE AND OTHER BORROWED FUNDS

         Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other borrowed funds consist of term federal funds purchased and advances from the Federal Home Loan Bank ("FHLB") of Atlanta and generally are repaid within one to 120 days from the transaction date.

         Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows:



                                                                1996                 1995
                                                           ----------------    -----------------
 Securities Sold Under Agreements to Repurchase:
      Average balance during the year                       $       376,564     $      50,267
      Average interest rate during the year                            4.23%             4.74%
      Maximum month end balance during the year             $       750,678     $     387,361

 Federal Home Loan Bank Advances:
      Average balance during the year                       $       372,951     $          -
      Average interest rate during the year                            5.71%               -
      Maximum month end balance during the year             $     1,500,000     $          -






NOTE 11 -- COMMITMENTS AND CONTINGENCIES

         The BOF leases one of its branches with an operating lease. The lease term is for one year and expires in February 1997, with an option to extend the lease for two twelve month periods. The minimum lease payments for 1997 are $12,000. Total lease expense was $12,000 for each of the years 1996 and 1995.

         The Banks are subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Banks in connection with such claims and lawsuits, it is the opinion of management that the disposition of such claims and lawsuits will not have a material adverse effect on the financial position of the Banks.

         During 1995, the BOF became a member of the Federal Home Loan Bank ("FHLB") of Atlanta. As such, the Bank may borrow funds based on criteria established by the FHLB. As of December 31, 1996, the Bank could borrow approximately $6,500,000, if collateral acceptable to the FHLB was provided. In addition, federal funds arrangements with other institutions provide an additional $8,206,000 of short-term borrowing capacity. The Bank had not drawn on these lines of credit at December 31, 1996.

         The BSS has federal funds arrangements with two institutions which provide $5,750,000 of short-term borrowing capacity. At December 31, 1996, the BSS did not have an outstanding balance on these lines of credit.


NOTE 12 -- RELATED PARTY TRANSACTIONS

         The Banks have loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $4,956,000 at December 31, 1996. A summary of related party loan activity during 1996 is as follows:





 Balance, December 31, 1995               $      1,735,497
 Originations - 1996                               403,493
 Repayments - 1996                                (604,072)
                                        ==================
 Balance, December 31, 1996               $      1,534,918
                                        ==================


         In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

         In the ordinary course of business, the Banks have engaged in certain transactions with different directors' firms to provide legal, insurance and real estate brokerage services.

         Commitments to extend credit to related parties amounted to $910,416 at December 31, 1996.



NOTE 13 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER
           DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Banks' involvement in particular classes of financial instruments.

         The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial and standby letters of credit, is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         The following table summarizes the Banks' off-balance sheet financial instruments as of December 31, 1996 and 1995. The Banks do not use these financial instruments for trading purposes.



                                                                          Contract or Notional Amount
                                                                        --------------------------------
                                                                            1996              1995
                                                                        --------------    --------------
                                                                            (Dollars in Thousands)
 Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit:
         Commercial                                                      $        10,071   $      9,497
         Commercial real estate, construction and land development                 1,512            763
         Residential real estate                                                   1,253          1,028
         Consumer                                                                    976            814
                                                                         ---------------    -------------
                                                                         $        13,812   $     12,102
                                                                        ----------------    -------------

      Standby letters of credit                                          $           165   $         86

      Commercial and similar letters of credit                           $           975   $        704


         Loan commitments, standby letters of credit and guarantees written have off-balance sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risks, collateral or other security is of no value. The Banks' policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, the Banks usually retain a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or property (notations on title).

         Commitments to Extend Credit

         Commitments to extend credit are arrangements to lend to a customer, as long as there is no violation of any condition established in the contract, and includes unutilized credit card lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The majority of commitments to extend credit have terms up to one year, and contracted fixed interest rates in the range from 5.98% to 12.25%, except for consumer loans. Management evaluates each customer's creditworthiness in determining the amount of collateral to obtain. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and real estate.

         Standby Letters of Credit and Financial Guarantees Written

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of customers to third parties. Those guarantees are primarily issued to support the financing needs of the Banks' commercial customers, and are short-term in nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

         Concentration of Credit Risk

         Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Banks do not have significant exposure to any individual customer or counterparty. The major concentrations of credit risk for the Banks arise by customer loan type in relation to loans and credit commitments, as shown in the table above. A geographic concentrations arises because the Banks operate primarily in western Tidewater, Virginia.

         The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Banks have experienced little difficulty in accessing collateral when required. The amounts of credit risk shown, therefore, greatly exceed expected losses, which are included in the allowance for loan losses.


NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB 107, Disclosure About Fair Value of Financial Instruments ("FASB 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to individual markets and, in many cases, could not be realized in immediate settlement. FASB 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

         The following methods and assumptions were used by the Banks in estimating the fair value for the consolidated financial statements as required by FASB 107:

         Cash and due from banks: The carrying amount approximates fair value.

         Federal funds sold: For federal funds sold, the carrying amount approximates fair value.

         Investment securities: Fair values for securities are based on published market prices, if available. For unquoted securities, the fair value is estimated by the Banks on the basis of financial and other information.

         Loans: For loans with short-term and variable rate characterisitics, the total receivables outstanding approximate fair value. This amount excludes any value related to account relationships. The fair value of other types of loans is estimated by discounting future cash flows, using the contractual rates in effect for such loans at the reporting date and adjusting for credit risk and operating costs.

         Interest receivable and Interest payable: The carrying amount approximates fair value.

         Non-interest bearing deposits: The fair value of these instruments is the amount payable on demand at the reporting date.

         Interest bearing deposits: The fair value of demand deposits, saving accounts and money market deposits with no defined maturity is the mount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be made. This amount excludes any value related to account relationships.

         Commitments to extend credit and standby and commercial letters of credit: It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit, and guarantees written, due to the lack of cost-effective and reliable measurement methods for these instruments.

         The estimated fair values of the Banks' financial instruments required to be disclosed under FASB 107 at December 31, 1996 are as follows:


                                                       Carrying            Fair
                                                         Value             Value
                                                     --------------    --------------
                                                         (Dollars in thousands)
Assets
     Cash and due from banks                           $    7,262     $       7,262
     Federal funds sold                                     3,890             3,890
     Investment securities                                 56,390            56,261
     Loans                                                 76,954            77,789
     Interest receivable                                    1,699             1,699
                                                      ===========       ===========
                                                        $ 146,195     $     146,901
                                                      ===========       ===========

Liabilities
     Non-interest bearing deposits                     $   20,292      $     20,292
     Interest bearing deposits                            109,533           109,794
     Interest payable                                         399               399
                                                       ==========       ===========
                                                        $ 130,224      $    130,485
                                                      ===========       ===========


NOTE 15 -- BRANCH ACQUISITION

         On August 24, 1995, BOF acquired certain assets and assumed certain liabilities with respect to the branch of a regional bank situated in the Holland area of Suffolk, Virginia. The approximate fair value of net assets acquired and deposit liabilities assumed amounted to approximately $88,000 and $10,752,000, respectively. In connection with the acquisition, intangible assets of approximately $787,000 were capitalized, and include goodwill, and inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition.






NOTE 16 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed financial statements for UCB should be read in conjunction with the consolidated financial statements and notes thereto.

                   CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                December 31,
                                                     -----------------------------------
                                                          1996               1995
                                                     ----------------   ----------------
 ASSETS
      Cash                                            $          509                -
      Equity in net assets of the Banks                   18,990,510         17,762,509
                                                     ================   ================
                                                      $   18,991,019     $   17,762,509
                                                     ================   ================

 LIABILITIES                                          $          509                  -

 STOCKHOLDERS' EQUITY                                     18,990,510         17,762,509
                                                     ================   ================
                                                      $   18,991,019     $   17,762,509
                                                     ================   ================




                        CONDENSED STATEMENT OF OPERATIONS

                                                          Years Ended December 31,
                                                     -----------------------------------
                                                          1996               1995
                                                     ----------------   ----------------
 Equity in earnings of the Banks                       $   1,922,905     $     1,715,376
 Other income                                                  9,000                 -
 Other expenses                                               (9,000)                -
                                                     ----------------   ----------------
 Income before income taxes                                1,922,905           1,715,376
 Income tax expense                                             -                  -
                                                     ================   ================
 Net income                                            $   1,922,905     $     1,715,376
                                                     ================   ================





                           CONDENSED STATEMENT OF CASH FLOWS


                                                          Years Ended December 31,
                                                     -----------------------------------
                                                          1996               1995
                                                     ----------------   ----------------
 Cash flows from operating activities:
      Net income                                       $   1,922,905     $     1,715,376
      Add (deduct) items not affecting cash:
         Undistributed earnings of the Banks              (1,350,715)         (1,715,376)
      Increase in liabilities                                    509             -
                                                     ----------------   ----------------
         Net cash provided by operations                     572,699             -
                                                     ----------------   ---------------

 Cash flows from financing activities:
      Cash dividends paid                                   (572,190)            -
                                                     ----------------   ---------------
         Net cash used for financial activities             (572,190)            -
                                                     ----------------   ---------------

 Net increase in cash and cash equivalents                       509             -

 Cash and cash equivalents at beginning of period                   -            -

                                                     ================   ===============
 Cash and cash equivalents at end of period           $          509      $      -
                                                     ================   ===============




         Certain restrictions exist regarding the ability of the Banks to transfer funds to UCB in the form of cash dividends, loans or advances. The prior approval of the Federal Deposit Insurance Corporation is required, if the total dividends declared in any calendar year will exceed the sum of the respective net profits, as defined, for the current year, plus retained net profits for the previous two years. As of December 31, 1996, dividends from BOF and BSS were limited to approximately $128,000 and $128,000, respectively, under these regulations. Under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital.


NOTE 17 -- SUBSEQUENT EVENT

         On February 5, 1997, the declaration date, the Board of Directors approved the payment of a semi-annual cash dividend of $.15 per share for shareholders of record on February 28, 1997, or approximately $274,381, which is payable on March 31, 1997.






Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Form 8-K filed August 13, 1996, related to the consummation of the formation of the Holding Company. In addition, this Form 8-K discloses that, on August 7, 1996, the Registrant engaged Goodman & Company, L.L.P., to serve as the Registrant's independent certified public accountant for the year ended December 31, 1996 and consequently dismissed Deliotte & Touche LLP ("Deliotte"). The engagement of Goodman & Company, L.L.P. and the dismissal of Deliotte was recommended by the Audit Committee of the Registrant and approved by its Board of Directors.

         Deloitte's report on the financial statements for BSS for 1995 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles. In connection with its audit of BSS's financial statements for 1995, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement(s).


                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders from "Election of Directors of the Company," page 2-4 and "Certain Relationships and Related Transactions" on page 6.

Item 10.  Executive Compensation

         Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders from "Executive Compensation" on pages 4-6.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders from "Principal Shareholders," page 2; see also
Item 9 above.

Item 12.  Certain Relationships and Related Transactions

         Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders from "Certain Relationships and Related Transactions," page 6.


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              Exhibit 1 -- Independent Auditors' Report of Deloitte & Touche LLP

              Exhibits required by Item 601 of Regulation S-B



            Exhibit
            Number             Description
            ------             -----------
             3(i)       Articles of Incorporation       Incorporated by reference to Exhibit 3.1 of
                                                        the Company's Form S-4 Registration
                                                        Statement filed April 8, 1996.
             3(ii)               Bylaws                 Incorporated by reference to Exhibit 3.2 of
                                                        the Company's Form S-4 Registration
                                                        Statement filed April 8, 1996.
             10             Material Contacts           Incorporated by reference to Exhibits 10.1 -
                                                        10.12 of the Company's Form S-4
                                                        Registration Statement filed April 8, 1996
             13               Annual Report             To be file when available related to
                                                        definitive proxy materials for 1997 Annual
                                                        Meeting of Shareholders.
             21               Subsidiaries              The Subsidiaries of the Company are as
                                                        follows: The Bank of Franklin
                                                        The Bank of Sussex and Surry
             27         Financial Data Schedule         Attached.





         b.    Form 8-K.

                  No Form 8-K filed during the fourth quarter of 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNITED COMMUNITY BANKSHARES, INC.


                                   By: /s/ Wenifred O. Pearce
                                   ----------------------------------

                                         Wenifred O. Pearce
                                         President, Chief Executive Officer
                                         and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wenifred O. Pearce                      Date:  3/28/97
----------------------------------
Wenifred O. Pearce
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Wayne C. Carruthers                     Date:  3/28/97
----------------------------------
Wayne C. Carruthers
Chief Financial Officer
(Principal Financial Officer)


/s/ D. Eugene Brittle                       Date:  3/28/97
----------------------------------
D. Eugene Brittle
Executive Vice President
Chief Operating Officer


/s/ J. Russell West                         Date:  3/28/97
----------------------------------
Chairman of the Board


/s/ Harvey Pope                             Date:  3/28/97
----------------------------------
Harvey Pope
Vice Chairman of the Board


/s/ F. Bruce Stewart                        Date:  3/28/97
----------------------------------
F. Bruce Stewart
Secretary and Director


/s/ J.P. Bain                               Date:  3/28/97
----------------------------------
J.P. Bain
Director

/s/ J. Philip Bain, Jr.                     Date:  3/28/97
----------------------------------
J. Philip Bain, Jr.
Director


/s/ Hunter Darden, Jr.                      Date:  3/28/97
----------------------------------
Hunter Darden, Jr.
Director


/s/ G.O. Huber                              Date:  3/28/97
----------------------------------
G.O. Huber
Director


/s/ J.D. Spivey                             Date:  3/28/97
----------------------------------
J.D. Spivey
Director