Form 10QSB
period 1997-03-31
UNITED COMMUNITY BANKSHARES INC
filed 1997-05-15
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)                QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:                  March 31, 1997
                             --------------------------------------------------

                                       OR


(  )       TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                           333-3296
                           --------------------------------------------------



                       UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                           54-1801876
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


                                 (757) 562-5184
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


100 East Fourth Avenue, Franklin, Virginia                        23851
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES      X       NO ---------

Number of shares of common stock of registrant outstanding at March 31, 1997:
1,829,209
---------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       UNITED COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheet
                                 (In thousands)



                                                                      (Unaudited)  (Audited)
                                                                       March 31,  December 31,
                                                                         1997        1996
                                                                      ----------  ---------
ASSETS:
     Cash and cash equivalents:
        Cash and due from banks                                        $  6,510   $   7,262
        Federal funds sold                                                4,216       3,890
                                                                      ---------    --------
                                                                         10,726      11,152
     Investment securities:
        Securities available for sale                                    46,792      46,064
        Securities held to maturity                                      10,055      10,326
                                                                      ---------    --------
                                                                         56,847      56,390

     Loans, net                                                          76,459      76,954
     Interest receivable                                                  1,564       1,699
     Property and equipment, net                                          1,959       1,975
     Intangibles, net                                                       706         719
     Other assets                                                         1,056         989
                                                                      ---------    --------
        Total assets                                                   $149,317    $149,878
                                                                      =========    ========


LIABILITIES:
     Deposits:
        Noninterest-bearing                                            $ 18,788    $ 20,292
        Interest-bearing                                                110,330     109,534
                                                                      ---------    --------
                                                                        129,118     129,826
     Federal funds purchased and securities sold
        under agreement to repurchase                                       206         229
     Accrued interest                                                       518         400
     Deferred compensation                                                  189         189
     Other liabilities                                                      389         254
                                                                      ---------    --------
        Total liabilities                                               130,420     130,898

STOCKHOLDERS' EQUITY:
     Common stock                                                         1,829       1,829
     Additional paid-in capital                                           3,059       3,059
     Retained earnings                                                   13,979      13,750
     Net unrealized gains on securities available for
        sale (net of income taxes)                                           30         342
                                                                      ---------    --------
     Total stockholders' equity                                          18,897      18,980
                                                                      ---------    --------
        Total liabilities & stockholder's equity                       $149,317    $149,878
                                                                      =========    ========

                       UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                                 (In thousands)
                                  (Unaudited)



                                                 3 Months Ended March 31,
                                          -----------------------------------------
                                               1997                    1996
                                          -----------------      ------------------
Interest income:
     Interest and fees on loans           $          1,742        $          1,578
     Interest on investment securities:
         Taxable                                       569                     606
         Nontaxable                                    232                     238
     Interest on federal funds sold                     71                      90
                                          -----------------      ------------------
         Total interest income                       2,614                   2,512

Interest expense:
     Interest on deposits                            1,157                   1,181
     Interest on federal funds
        purchased and repos                              4                       4
                                          -----------------      ------------------
         Total interest expense                      1,161                   1,185
                                          -----------------      ------------------
         Net interest income                         1,453                   1,327

Provision for loan losses                               25                      10
                                          -----------------      ------------------
Net interest income after provision
      for loan losses                                1,428                   1,317
Noninterest income:
     Gain (loss) on sale of securities                  (6)                     12
     Service charges                                   180                     173
     Other                                               8                      15
                                          -----------------      ------------------
         Total other income                            182                     200
Noninterest expenses:
     Salaries and employee benefits                    548                     532
     Equipment                                          57                      56
     FDIC insurance                                      3                       -
     Occupancy                                          64                      67
     Professional fees                                  31                      37
     Postage                                            31                      26
     Other                                             202                     204
                                          -----------------      ------------------
         Total other expenses                          936                     922
                                          -----------------      ------------------

Income before income taxes                             674                     595

Provision for income taxes                             171                     134
                                          -----------------      ------------------

Net income                                $            503        $            461
                                          =================      ==================

Net income per common share               $           0.27        $           0.25
                                          =================      ==================


                       UNITED COMMUNITY BANKSHARES, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)



                                                                           3 Months Ended March 31,
                                                                         ---------------------------
                                                                             1997            1996
                                                                         ------------    -----------
Operating activities:
     Net income                                                          $       503     $       461
     Adjustments to reconcile to net cash provided by
       operating activities:
        Provision for loan losses                                                 25              10
        (Gain)/loss on sale of investment securities                               6             (12)
        Depreciation and amortization                                             60              57
        Amortization of investment securities premiums, net of discounts           -               2
        Changes in:
            Interest receivable                                                  135             155
            Interest payable                                                     118             (19)
            Other assets                                                         (67)            (95)
            Other liabilities                                                    295             (71)
                                                                         ------------    ------------
            Net cash provided by operating activities                          1,075             488

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities       1,753           4,657
     Purchases of available-for-sale securities                               (2,963)         (6,444)
     Maturities of held-to-maturity securities                                   600           1,237
     Purchases of held-to-maturity securities                                   (325)         (2,143)
     Loan originations, net of principal repayments                              472          (2,046)
     Purchases of premises and equipment                                         (33)            (36)
                                                                         ------------    ------------
            Net cash used by investing activities                               (496)         (4,775)

Financing activities:
     Net increase (decrease) in short-term borrowings                            (23)            201
     Cash dividends paid                                                        (274)           (209)
     Net increase (decrease) in noninterest bearing deposits                  (1,504)             38
     Net increase in interest bearing deposits                                   796             363
                                                                         ------------    ------------
            Net cash provided/(used) by financing activities                  (1,005)            393

DECREASE IN CASH AND CASH EQUIVALENTS                                           (426)         (3,894)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                11,152          14,062
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    10,726     $    10,168
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest on deposits and other borrowings                        $     1,043     $     1,204
        Income taxes                                                     $       223     $       414

                       UNITED COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

The accompanying unaudited consolidated financial statements include the accounts of United Community Bankshares, Inc. ("UCB" or "the Company") and its wholly-owned subsidiaries, The Bank of Franklin ("BOF"), The Bank of Sussex and Surry ("BSS"), and their wholly-owned subsidiaries, The Bank of Franklin Service Corporation and BSS Service Corporation, respectively. All significant intercompany accounts and transactions have been eliminated.

BOF and BSS commenced operations in 1971 and 1902, respectively. The Bank of Franklin Service Corporation and BSS Service Corporation were organized in 1996 and 1994, respectively, to facilitate investment in financial related services.

The consolidation has been prepared using the pooling of interests method of accounting. All information included in the unaudited financial statements has been combined as if the merger (discussed in Note C below) occurred at the earliest date presented.


NOTE B - EARNINGS PER SHARE

Earnings per common share, for the periods ended March 31, 1997 and 1996, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.


NOTE C - BUSINESS COMBINATION

On August 1, 1996, BOF and BSS became affiliated pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 25, 1996. The transaction contemplated by the Agreement created a holding company, United Community Bankshares, Inc., which facilitated a share exchange transaction between UCB and each of the respective banks. The Agreement was approved by the stockholders of BOF and BSS at annual meetings held on June 27, 1996. After the share exchange, BOF and BSS became wholly-owned subsidiaries of UCB, and each shareholder of BOF and BSS became a shareholder of UCB. Under the terms of the Agreement, BOF and BSS shareholders received 4.806 and 3.0 shares, respectively, of UCB common stock for each share previously held. This resulted in the issuance of 1,829,209 shares of UCB common stock. This combination was accounted for as a pooling of interests. In connection with this transaction, merger expenses totaling $189,758 were recognized in 1996. On July 31, 1996, BOF and BSS reported unaudited total assets of $84.5 million and $62.5 million, respectively, and unaudited stockholders' equity of $8.2 million and $9.8 million, respectively.

The banks retained their respective names, banking offices, executive officers and board of directors. BOF has five banking offices, two in the City of Franklin, and one each in the Towns of Courtland and Newsoms and the City of Suffolk. BSS has three banking offices in the Towns of Wakefield, Ivor and Surry.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $503,000 for the three month period ending March 31, 1997, compared to $461,000 for the same period in 1996, which represents a $42,000 increase or 9.1%. This increase is primarily attributable to an increase of $126,000 in net interest income which was partially offset by a $37,000 increase in income taxes, a $14,000 increase in noninterest expenses, a $15,000 increase in provisions for loan losses, and a $18,000 decrease in noninterest income.

UCB's total assets as of March 31, 1997 were $149.3 million, down $561,000 or 0.4% from $149.9 million at year end 1996. Net loans as of March 31, 1997 were $76.5 million, a decrease of $495,000 or 0.6% from $77.0 million at year end 1996. Investment securities increased $457,000 or 0.8% to $56.8 million from $56.4 million as of March 31, 1997 and December 31, 1996, respectively. Cash and cash equivalents totaled $10.7 million at March 31, 1997 and $11.2 million at December 31, 1996, a decrease of $426,000 or 3.8%.

The annualized return on average equity (ROE) increased to 10.49% for the three month period ended March 31, 1997, up from 10.33% for the same period in 1996. The annualized return on average assets (ROA) was 1.35% for the first three months of 1997, compared to 1.29% for the same period in 1996.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first three months of 1997 was $1,453 thousand, up from $1,327 thousand for the same period in 1996, increasing by $126,000 or 9.5%. This increase is attributable to the transition of assets from nonearning cash to federal funds sold and investment securities, combined with higher yields in the loan portfolio.

For the three months ended March 31, 1997, total interest and fees on loans increased by $164,000 or 10.4%, from the three month period ended March 31, 1996. A decrease in interest on investments of $43,000 or 5.1% and interest on federal funds sold of $19,000 or 21.1% partially offset the increase in interest and fees on loans. Interest expense decreased by $24,000 or 2.0% for the same period.

Allowance for Loan Losses

The allowance for loan losses provides for potential losses inherent in the loan portfolio. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer banks identified by regulatory agencies.

During the first three months of 1997, the Company had $25,000 in provision expense compared to $10,000 in the first quarter of 1996. Loans charged off, which are charged directly to the allowance when they occur, during the first three months of 1997 amounted to $77,000 compared to $36,000 for the same period in 1996. Recoveries during the first quarters of 1997 and 1996 amounted to $18,000 and $18,000, respectively. The ratio of net charge-offs to average outstanding loans was 0.08% in 1997 and 0.03% in 1996. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first quarters of the past two years.

                           ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

                                                       3 MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1997            1996
                                                   ------------     ------------
Balance, beginning of period                       $     1,209      $     1,250

Charge-offs:
      Residential real-estate                                -                -
      Commercial real-estate                                 -                -
      Commercial                                             2                -
      Consumer                                              75               36
                                                   ------------     ------------
           Total charge-offs                                77               36
                                                   ------------     ------------

Recoveries:
      Residential real-estate                                1                1
      Commercial real-estate                                 -                -
      Commercial                                             1                5
      Consumer                                              16               12
                                                   ------------     ------------
           Total recoveries                                 18               18
                                                   ------------     ------------

Net recoveries (charge-offs)                               (59)             (18)
Provisions for losses                                       25               10
                                                   ------------     ------------
Balance, end of period                             $     1,175      $     1,242
                                                   ============     ============

Net charge-offs to average loans                          0.08%            0.03%

Allowance for possible loan losses to total loans         1.51%            1.79%


Noninterest Income

Total noninterest income decreased by $18,000, or 9.0%, from a level of $200,000 in the first three months of 1996 to $182,000 for the same period of 1997. Substantially all of this $18,000 decrease is attributable to a change from a $12,000 gain on sales of investment securities in 1996 to a $6,000 loss on sales of investment securities in 1997. During the three month period ended March 31, 1997, a $7,000 increase in service charges offset a $7,000 decrease in other income, compared to the same period in 1996.

Noninterest Expense

Total noninterest expenses for the first three months of 1997 were $936,000, an increase of $14,000 or 1.5% compared to $922,000 for the same period last year. Almost all of this increase is attributable to an increase in salaries and employee benefits of $16,000, or 3.0%, to $548,000 in 1997 from $532,000 in
1996, arising from general pay increases and increased staffing levels due to the continued growth of the Company.

Nonperforming Assets

Total nonperforming assets remained unchanged at $347,000 from year end 1996 to
March 31, 1997.   Loans past due 90 days or more and still accruing interest declined $26,000 or 5.1% to $483,000 as of March 31, 1997 from $509,000 at
December 31, 1996. The following table summarizes nonperforming assets for the past quarter and year end 1996.

                              Nonperforming Assets
                                 (In thousands)



                                                                   March 31,     December 31,
                                                                     1997            1996
                                                                  ----------      ---------
Nonaccrual loans                                                  $      182      $     182
Restructured loans                                                         -              -
Other real estate owned                                                  165            165
                                                                  ----------      ---------

Total nonperforming assets                                        $      347      $     347
                                                                  ==========      =========


Loans past due 90 days or more and still accruing                 $      483      $     509

Allowance for loan losses                                         $    1,246      $   1,250

Allowance for possible loan loss to nonperforming loans               684.62%        686.81%

Allowance for possible loan loss to nonperforming assets              359.08%        360.23%


Liquidity and Short-Term Borrowings

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

Cash and cash equivalents totaled $10.7 million at March 31, 1997 and $11.2 million at December 31, 1996. At March 31, 1997, cash and due from banks, securities classified as available for sale and federal funds sold were $57.5 million, 38.5% of total earning assets, compared to $57.2 million, 41.7% of total earning assets at December 31, 1996. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of March 31, 1997, UCB had no outstanding borrowings from the FHLB. UCB could borrow approximately $6.5 million from the FHLB, if collateral acceptable to the FHLB was provided. In addition, federal funds arrangements with other institutions provide an additional $14.0 million of short-term borrowing capacity. At March 31, 1997, the Company did not have an outstanding balance on these lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $206,000 at March 31, 1997.

Effects of Changing Prices and Seasonality

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

Capital Adequacy

Management reviews the adequacy of the Banks' capital on an ongoing basis with reference to the size, composition, and quality of the Banks' resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At March 31, 1997 and December 31, 1996, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of perpetual stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.



                                  Capital Ratios

                    Regulatory    March 31, 1997          December 31, 1996
                               -----------------------   ----------------------
                     Minimum    BOF     BSS       UCB     BOF     BSS     UCB
                     -------    ---     ---       ---     ---     ---     ---
Risk-based  capital
  Tier 1              4.00%    14.49%   24.32%   18.55%  14.40%  23.58%  18.27%
  Total               8.00%    15.61%   25.57%   19.72%  15.58%  24.83%  19.48%

Leverage              4.00%     9.88%   15.41%   12.26%   9.58%  15.45%  12.08%

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through March 31, 1997, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders.

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         a.    Exhibits

                  None.

         b.    Form 8-K.

                  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                  Date:  May 8, 1997
-----------------------------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                          Date:  May 8, 1997
------------------------
Wayne C. Carruthers, CPA
Chief Financial Officer