Form 10-Q
period 1997-06-30
UNITED COMMUNITY BANKSHARES INC
filed 1997-08-14
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)           QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:                  June 30, 1997
                             -----------------------------



                                       OR


             ( ) TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                           333-3296




                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Virginia                             54-1801876
--------------------------------------------      -----------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification No.)


                                 (757) 562-5184
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        100 East Fourth Avenue, Franklin, Virginia                      23851
--------------------------------------------------------------------------------
                (Address of principalexecutive offices)               (Zip Code)


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

Number of shares of common stock of registrant outstanding at June 30, 1997:
1,829,209

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheet
                                 (In thousands)


                                                           (Unaudited)   (Audited)
                                                             June 30,   December 31,
                                                              1997          1996
                                                         ------------  ------------
ASSETS:
     Cash and cash equivalents:
        Cash and due from banks                              $  6,205   $  7,262
        Federal funds sold                                        540      3,890
                                                             --------   --------
                                                                6,745     11,152
     Investment securities:
        Securities available for sale                          43,587     46,064
        Securities held to maturity (market value of
            $9,837 and $10,197, respectively)                   9,952     10,326
                                                             --------   --------
                                                               53,539     56,390

     Loans, net                                                83,614     76,954
     Interest receivable                                        1,697      1,699
     Property and equipment, net                                1,950      1,975
     Intangibles, net                                             694        719
     Other assets                                               1,238        989
                                                             --------   --------
        Total assets                                         $149,477   $149,878
                                                             ========   ========


LIABILITIES:
     Deposits:
        Noninterest-bearing                                  $ 18,091   $ 20,292
        Interest-bearing                                      107,266    109,534
                                                             --------   --------
                                                              125,357    129,826
     Federal funds purchased and securities sold
        under agreement to repurchase                           3,297        229
     Accrued interest                                             450        400
     Deferred compensation                                        102        189
     Other liabilities                                            481        254
                                                             --------   --------
        Total liabilities                                     129,687    130,898

STOCKHOLDERS' EQUITY:
     Common stock                                               1,829      1,829
     Additional paid-in capital                                 3,059      3,059
     Retained earnings                                         14,515     13,750
     Net unrealized gains on securities available for
        sale (net of income taxes)                                387        342
                                                             --------   --------
     Total stockholders' equity                                19,790     18,980
                                                             --------   --------
        Total liabilities & stockholder's equity             $149,477   $149,878
                                                             ========   ========

                        UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                           3 Months Ended June 30,         6 Months Ended June 30,
                                                                        --------------------------------  -------------------------
                                                                            1997              1996           1997           1996
                                                                       --------------    --------------   ------------   ----------
Interest income:
     Interest and fees on loans                                            $1,891           $1,697           $3,633         $3,275
     Interest on investment securities:
        Taxable                                                               570              589            1,139          1,194
        Nontaxable                                                            231              245              463            484
     Interest on federal funds sold                                            24               34               95            124
                                                                           ------           ------           ------         ------
        Total interest income                                               2,716            2,565            5,330          5,077

Interest expense:
     Interest on deposits                                                   1,171            1,161            2,328          2,343
     Interest on federal funds purchased
        and repurchase agreements                                              20                7               24             11
                                                                           ------           ------           ------         ------
        Total interest expense                                              1,191            1,168            2,352          2,354
                                                                           ------           ------           ------         ------
        Net interest income                                                 1,525            1,397            2,978          2,723

Provision for loan losses                                                      25               14               51             24
                                                                           ------           ------           ------         ------
Net interest income after provision
      for loan losses                                                       1,500            1,383            2,927          2,699
Noninterest income:
     Gain (loss) on sale of securities                                         --                1                6             13
     Service charges                                                          178              175              346            348
     Other                                                                     18               51               38             67
                                                                           ------           ------           ------         ------
        Total other income                                                    196              227              390            428
Noninterest expenses:
     Salaries and employee benefits                                           544              505            1,093          1,038
     Equipment                                                                 57               54              114            108
     FDIC insurance                                                             4                2                7              2
     Occupancy                                                                 79               64              142            130
     Professional fees                                                         38               16               69             51
     Postage                                                                   28               22               59             48
     Other                                                                    224              211              405            388
                                                                           ------           ------           ------         ------
        Total other expenses                                                  974              874            1,889          1,765
                                                                           ------           ------           ------         ------

Income before income taxes                                                    722              736            1,428          1,362

Provision for income taxes                                                    187              193              389            358
                                                                           ------           ------           ------         ------

Net income                                                                 $  535           $  543           $1,039         $1,004
                                                                           ======           ======           ======         ======

Net income per common share                                                $ 0.29           $ 0.30           $ 0.57         $ 0.55
                                                                           ======           ======           ======         ======





                       UNITED COMMUNITY BANKSHARES, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                       6 Months Ended June 30,
                                                                                 ------------------------------------
                                                                                      1997                 1996
                                                                                 ---------------      ---------------
Operating activities:
     Net income                                                                     $     1,039          $     1,004
     Adjustments to reconcile to net cash provided by
       operating activities:
        Provision for loan losses                                                            51                   24
        (Gain)/loss on sale of investment securities                                         (6)                 (14)
        Depreciation and amortization                                                       124                  116
        Amortization of investment securities premiums, net of discounts                     (3)                 (26)
        Changes in:
            Interest receivable                                                               2                 (144)
            Interest payable                                                                 50                  (90)
            Other assets                                                                   (249)                (420)
            Other liabilities                                                               117                 (488)
                                                                                 ---------------      ---------------
            Net cash provided (used) by operating activities                              1,125                  (38)

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities                  5,964                6,691
     Purchases of available-for-sale securities                                          (3,409)              (6,863)
     Maturities of held-to-maturity securities                                              802                1,238
     Purchases of held-to-maturity securities                                              (429)              (2,131)
     Loan originations, net of principal repayments                                      (6,711)              (8,401)
     Purchases of premises and equipment                                                    (74)                 (70)
                                                                                 ---------------      ---------------
            Net cash used by investing activities                                        (3,857)              (9,536)

Financing activities:
     Net increase (decrease) in short-term borrowings                                     3,068                1,636
     Cash dividends paid                                                                   (274)                (316)
     Net increase (decrease) in noninterest bearing deposits                             (2,202)                 374
     Net increase in interest bearing deposits                                           (2,268)                (813)
                                                                                 ---------------      ---------------
            Net cash provided/(used) by financing activities                             (1,676)                 881

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (4,408)              (8,693)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           11,153               14,062
                                                                                 ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     6,745          $     5,369
                                                                                 ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest on deposits and other borrowings                                   $     2,302          $     2,444
        Income taxes                                                                $       518          $       674





Item 1.  Financial Statements (Continued)
                        UNITED COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

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


NOTE B - EARNINGS PER SHARE

Earnings per common share, for the periods ended June 30, 1997 and 1996, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $1.039 million for the six month period ending June 30, 1997, compared to $1.004 million for the same period in 1996, which represents a $35,000 increase or 3.5%. This increase is primarily attributable to an increase of $255,000 in net interest income which was partially offset by a $124,000 increase in noninterest expenses ,a $31,000 increase in income taxes, a $27,000 increase in provisions for loan losses, and a $38,000 decrease in noninterest income.

For the second quarter of 1997, net income was $535,000, compared to $543,000 for the second quarter of 1996, a $8,000 decrease or 1.3%. A $128,000 increase in net interest income was offset by a $100,000 increase in noninterest expenses and a $31,000 decrease in noninterest income.

UCB's total assets as of June 30, 1997 were $149.5 million, down slightly by $401,000 or 0.3% from $149.9 million at year end 1996. Net loans as of June 30, 1997 were $83.6 million, a increase of $6.6 million or 8.6% from $77.0 million at year end 1996. Investment securities decreased $2.9 million or 5.1% to $53.5 million from $56.4 million as of June 30, 1997 and December 31, 1996, respectively. Cash and cash equivalents totaled $6.7 million at June 30, 1997 and $11.2 million at December 31, 1996, a decrease of $4.4 million or 39.5%.

The annualized return on average equity (ROE) decreased to 10.86% for the six month period ended June 30, 1997, down from 11.24% for the same period in 1996. During the second quarter of 1997, ROE was 11.21%, compared to 12.14% during the second quarter of 1996. The annualized return on average assets (ROA) was unchanged at 1.40% for the first six months of 1997 and 1996. ROA decreased to 1.44% for the second quarter of 1997 compared to 1.52% for the same period in 1996.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first six months of 1997 was $2.978 million, up from $2.723 million for the same period in 1996, increasing by $255,000 or 9.4%. This increase is attributable to the transition of assets from noninterest-earning cash, federal funds sold and investment securities to higher yielding loans. For the second quarter of 1997, net interest income was $1.525 million, up $128,000 or 9.2% from $1.397 million during the second quarter of 1996.

For the six months ended June 30, 1997, total interest and fees on loans increased by $358,000 or 10.9%, from the six month period ended June 30, 1996. A decrease in interest on investments of $76,000 or 4.5% and interest on federal funds sold of $29,000 or 23.4% partially offset the increase in interest and fees on loans. Interest expense decreased by $2,000 or 0.1% for the same period.

Total interest and fees on loans increased by $194,000 or 11.4%, from the second quarter of 1996 to the second quarter of 1997. During this same period, interest on investments decreased $33,000 or 4.0%, interest on federal funds sold decreased $10,000 or 29.4% and interest expense increased $23,000 or 2.0%.

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

During the first six months of 1997, the Company had $51,000 in provision expense compared to $24,000 in the first six months of 1996. Loans charged off, which are charged directlyto the allowance when they occur, during the first six months of 1997 amounted to $146,000 compared to $94,000 for the same period in 1996. Recoveries duringthe first quarters of 1997 and 1996 amounted to $52,000 and $50,000, respectively. The ratio of net charge-offs to average outstanding loans was0.12% in 1997 and 0.06% in 1996. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first quarters of the past two years.


                            Allowance For Loan Losses
                                 (In thousands)


                                                              6 Months Ended June 30,
                                                        ------------------------------------
                                                             1997                 1996
                                                        ---------------      ---------------
Balance, beginning of period                             $ 1,209                 $ 1,250

Charge-offs:
     Residential real-estate                                  --                      --
     Commercial real-estate                                   --                      --
     Commercial                                                2                       2
     Consumer                                                144                      92
                                                         -------                 -------
        Total charge-offs                                    146                      94
                                                         -------                 -------

Recoveries:
     Residential real-estate                                  --                      --
     Commercial real-estate                                   13                       4
     Commercial                                                4                       9
     Consumer                                                 35                      37
                                                         -------                 -------
        Total recoveries                                      52                      50
                                                         -------                 -------

Net recoveries (charge-offs)                                 (94)                    (44)
Provisions for losses                                         51                      24
                                                         -------                 -------
Balance, end of period                                   $ 1,166                 $ 1,230
                                                         =======                 =======

Net charge-offs to average loans                            0.12%                   0.06%

Allowance for possible loan losses to total loans           1.38%                   1.62%



Noninterest Income

Total noninterest income decreased by $31,000, or 13.7%, from a level of $227,000 in the second quarter of 1996 to $196,000 for the same period of 1997. The largest component of this decrease is a reduction in one-time gains of the sale of OREO. During the three month period ended June 30, 1997, a $3,000 increase in service charges partially offset a $1,000 decrease in gains on the sale of securities, compared to the same period in 1996.

During the six month period ended June 30, 1997, total noninterest income decreased by $38,000, or 8.9% to $390,000 from a level of $428,000 for the same period of 1996. Gains on sales of investment securities decreased from $13,000 in 1996 to $6,000 in 1997. Other miscellaneous income decreased $33,000 or 64.7% to $18,000 for the first six months of 1997 from $51,000 for the same period in 1996, the largest component of which was a $12,000 decrease in gains on the sale of OREO.

Noninterest Expense

Total noninterest expenses for the second quarter of 1997 were $974,000, an increase of $100,000 or 11.4% compared to $874,000 for the same period last year. This increase is attributable to following factors: 1) an increase in salaries and employee benefits of $39,000, or 7.7%, to $544,000 in 1997 from $505,000 in 1996, arising from general pay increases and increased staffing levels due to the continued growth of the Company; 2) a $22,000 or 137.5% increase in professional fees arising from various initiatives by the Company to standardize employee benefits and operations, to $38,000 in the second quarter of 1997 from $16,000 in the second quarter of 1996; and 3) a $15,000 or 23.4% increase in occupancy costs from $64,000 in the second quarter of 1996 to $79,000 during the same period in 1997.

Total noninterest expenses for the six month period ended June 30, 1997 increased $124,000 or 7.0% to $1.889 million from $1.765 million for the same period in 1996. This increase is attributable to following factors: 1) an increase in salaries and employee benefits of $55,000, or 5.3%, to $1.093 million in 1997 from $1.038 million in 1996, arising from general pay increases and increased staffing levels due to the continued growth of the Company; 2) an increase in other miscellaneous expenses of $17,000 or 4.4%, from $388,000 during the six month period ended June 30, 1996 to $405,000 for the same period during 1997; 3) a $18,000 or 35.3% increase in professional fees, to $69,000 in 1997 from $51,000 in 1996; and 4) a $6,000 increase in occupancy costs from $108,000 in the first six months of 1996 to $114,000 during the same period in 1997.

Nonperforming Assets

Total nonperforming assets increased from $347,000 at year end 1996 to $416,000 at June 30, 1997. Loans past due 90 days or more and still accruing interest declined $152,000 or 30.5% to $347,000 as of June 30, 1997 from $499,000 at
December 31, 1996. The following table summarizes nonperforming assets as of June 30, 1997 and year end 1996.


                              Nonperforming Assets
                                 (In thousands)


                                                                      June 30,     December 31,
                                                                        1997           1996
                                                                  -----------    -------------
Nonaccrual loans                                                   $      289       $     182
Restructured loans                                                          -               -
Other real estate owned                                                   127             165
                                                                  -----------      -----------
Total nonperforming assets                                         $      416       $     347
                                                                  ===========      ===========


Loans past due 90 days or more and still accruing                  $      347       $     499
Allowance for loan losses                                          $    1,167       $   1,209

Allowance for possible loan loss to nonperforming loans                403.81%         664.29%
Allowance for possible loan loss to nonperforming assets               280.53%         348.41%




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

Cash and cash equivalents totaled $6.7 million at June 30, 1997 and $11.2 million at December 31, 1996. At June 30, 1997, cash and due from banks, securities classified as available for sale and federal funds sold were $50.3 million, 36.5% of total earning assets, compared to $57.2 million, 41.7% of total earning assets at December 31, 1996. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of June 30, 1997, UCB had $1.5 million in outstanding borrowings from the FHLB. UCB could borrow approximately $6.5 million from the FHLB, if collateral acceptable to the FHLB were provided. In addition, federal funds arrangements with other institutions provide an additional $14.0 million of short-term borrowing capacity. At June 30, 1997, the Company had an outstanding balances of approximately $1.5 million on these federal funds lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $316,000 at June 30, 1997.

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

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At June 30, 1997 and December 31, 1996, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of perpetual stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.


                                                  Capital Ratios

                         Regulatory                    June 30, 1997                        December 31, 1996
                                          -------------------------------------    ------------------------------------
                           Minimum            BOF         BSS          UCB             BOF         BSS         UCB
                           -------            ---         ---          ---             ---         ---         ---
Risk-based  capital
  Tier 1                    4.00%           14.55%       26.22%      19.13%          14.40%      23.58%      18.27%
  Total                     8.00%           15.63%       27.47%      20.28%          15.58%      24.83%      19.48%

Leverage                    4.00%           10.18%       15.64%      12.54%           9.58%      15.45%      12.08%




New Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 entitled Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 31, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the six-month periods ended June 30, 1997 and 1996, and the year ended December 31, 1996, and has determined that the adoption of this statement would not have a material impact on the earnings per calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through June 30, 1997, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders.

         During the Annual Meeting of Shareholders on May 13, 1997, the following items were submitted to and approved by the security holders of the Company:

         ITEM 1: To elect the three (3) nominees for Director as set forth in the Proxy Statement including voting for a lesser number, if a vacancy occurs among the nominees, and voting in respect to any substitute nominee or nominees designated by the Board of Directors. These directors were Hunter Darden, Jr., Gregor O. Huber and F. Bruce Stewart.

         ITEM 2: To approve the Company's 1997 Incentive Stock Plan, the material terms of which are described in the Proxy Statement.

         ITEM 3: To approve an amendment to the Articles of Incorporation of the Corporation to provide for removal of directors under certain circumstances, the terms of which are described in the Proxy Statement accompanying this notice.

         ITEM 4: To ratify the appointment of Goodman & Company, L.L.P. as the Company's independent certified public accountants.


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

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                    Date:  August  13, 1997
--------------------------------------------              ----------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                            Date:  August 13, 1997
--------------------------------------------              ---------------
Wayne C. Carruthers, CPA
Chief Financial Officer