Form 10QSB
period 1997-09-30
UNITED COMMUNITY BANKSHARES INC
filed 1997-11-12
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                [X] QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:          September 30, 1997
                             ----------------------------------


                                       OR


[  ]            TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                           333-3296
                                   ----------------------------------



                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Virginia                             54-1801876
--------------------------------------------------------------------------------
            (State or other jurisdiction                 (I.R.S. Employer
             incorporation or organization)              Identification No.)

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


Number of shares of common stock of registrant outstanding at
September 30, 1997:  1,829,209

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       UNITED COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheet
                                 (In thousands)

                                                             (Unaudited)              (Audited)
                                                            September 30,            December 31,
                                                                 1997                    1996
                                                           -----------------       -----------------
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                $         7,569         $         7,262
     Federal funds sold                                               1,802                   3,890
                                                           -----------------       -----------------
       Total cash and cash equivalents                                9,371                  11,152
Investment securities:
     Securities available for sale                                   43,111                  46,064
     Securities held to maturity (market value of
         $10,036 and $10,197, respectively)                          10,051                  10,326
                                                           -----------------       -----------------
       Total securities                                              53,162                  56,390

Loans, net                                                           83,349                  76,954
Interest receivable                                                   1,920                   1,699
Property and equipment, net                                           1,915                   1,975
Intangibles, net                                                        681                     719
Other assets                                                          1,179                     989
                                                           -----------------       -----------------
     Total assets                                             $     151,577           $     149,878
                                                           =================       =================


LIABILITIES;
Deposits:
     Noninterest-bearing                                     $       19,276          $       20,292
     Interest-bearing                                               108,973                 109,534
                                                           -----------------       -----------------
       Total deposits                                               128,249                 129,826
Federal funds purchased and securities sold
     under agreement to repurchase                                    1,920                     229
Accrued interest                                                        519                     400
Deferred compensation                                                    79                     189
Other liabilities                                                       597                     254
                                                           -----------------       -----------------
     Total liabilities                                              131,364                 130,898

STOCKHOLDERS' EQUITY:
Common stock                                                          1,829                   1,829
Additional paid-in capital                                            3,059                   3,059
Retained earnings                                                    14,770                  13,750
Net unrealized gains on securities available for
     sale (net of income taxes)                                         555                     342
                                                           ----------------       -----------------
Total stockholders' equity                                           20,213                  18,980
                                                           ----------------       -----------------
     Total liabilities & stockholder's equity                 $     151,577           $     149,878
                                                           ================       =================

                        UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)




                                                      3 Months Ended                          9 Months Ended
                                                      September 30,                            September 30,
                                             ---------------------------------        --------------------------------
                                                  1997              1996                  1997              1996
                                             ---------------    --------------        --------------    --------------
Interest income:
     Interest and fees on loans                 $     1,971       $     1,812           $     5,603       $     5,087
     Interest on investment securities:
        Taxable                                         512               574                 1,642             1,781
        Nontaxable                                      231               238                   694               722
     Interest on federal funds sold                      29                16                   124               140
                                             ---------------    --------------        --------------    --------------
        Total interest income                         2,743             2,640                 8,063             7,730


Interest expense:
     Interest on deposits                             1,204             1,185                 3,532             3,529
     Interest on federal funds purchased
       and other borrowings                              26                15                    50                26
                                             ---------------    --------------        --------------    --------------
        Total interest expense                        1,230             1,200                 3,582             3,555
                                             ---------------    --------------        --------------    --------------
        Net interest income                           1,513             1,440                 4,481             4,175
Provision for loan losses                                36                30                    87                54
                                             ---------------    --------------        --------------    --------------
Net interest income after provision
      for loan losses                                 1,477             1,410                 4,394             4,121

Noninterest income:
     Gain (loss) on sale of securities                    -                (3)                    6                10
     Service charges                                    173               164                   518               512
     Other                                               62                54                   109               121
                                             ---------------    --------------        --------------    --------------
        Total noninterest income                        235               215                   633               643

Noninterest expenses:
     Salaries and employee benefits                     504               509                 1,597             1,547
     Equipment                                           65                55                   179               164
     FDIC insurance                                       4                 1                    10                 3
     Occupancy                                           67                63                   208               194
     Professional fees                                   55                17                   105                68
     Postage                                             24                30                    83                73
     Merger related expenses                              -               173                     -               173
     Other                                              192               187                   617               590
                                             ---------------    --------------        --------------    --------------
        Total noninterest expenses                      911             1,035                 2,799             2,812
                                             ---------------    --------------        --------------    --------------
Income before income taxes                              801               590                 2,228             1,952
Provision for income taxes                              252               184                   641               542
                                             ---------------    --------------        --------------    --------------
Net income                                     $        549       $       406           $     1,587      $      1,410
                                             ===============    ==============        ==============    ==============
Net income per common share                    $       0.30       $      0.22           $      0.87      $       0.77
                                             ===============    ==============        ==============    ==============

                       UNITED COMMUNITY BANKSHARES, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                     9 Months Ended September 30,
                                                                                 --------------------------------------
                                                                                    1997                  1996
                                                                                 ----------      ----------------
Operating activities:
     Net income                                                                    $  1,587         $       1,410
     Adjustments to reconcile to net cash provided by
       operating activities:
        Provision for loan losses                                                       141                    54
        (Gain)/loss on sale of investment securities                                     (6)                    -
        Depreciation and amortization                                                   186                   178
        Amortization of investment securities premiums, net of discounts                 (4)                   (6)

        Changes in:
            Interest receivable                                                        (221)                 (296)
            Interest payable                                                            119                   117
            Other assets                                                               (190)                  (23)
            Other liabilities                                                            97                  (160)
                                                                                 -----------      ----------------
            Net cash provided by operating activities                                 1,709                 1,274

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities              7,774                 9,481
     Purchases of available-for-sale securities                                      (4,462)               (7,948)
     Maturities of held-to-maturity securities                                          702                 2,513
     Purchases of held-to-maturity securities                                          (428)               (2,131)
     Loan originations, net of principal repayments                                  (6,536)              (12,023)
     Purchases of premises and equipment                                                (88)                  (80)
                                                                                 -----------      ----------------
            Net cash used by investing activities                                    (3.038)              (10,188)

Financing activities:
     Net increase (decrease) in short-term borrowings                                 1,691                 2,210
     Cash dividends paid                                                               (567)                 (575)
     Net increase (decrease) in noninterest bearing deposits                         (1,016)                  901
     Net decrease in interest bearing deposits                                         (561)                 (791)
                                                                                 -----------      ----------------
            Net cash provided/(used) by financing activities                           (453)                1,745

DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,782)               (7,169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       11,153                14,062
                                                                                 -----------      ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  9,371         $       6,893
                                                                                 ===========      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest on deposits and other borrowings                                  $  3,463         $       3,438
        Income taxes                                                               $    685         $         317



                        UNITED COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

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


NOTE B - EARNINGS PER SHARE

Earnings per common share, for the periods ended September 30, 1997 and 1996, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.


NOTE C - BUSINESS COMBINATION

On August 1, 1996, BOF and BSS became affiliated pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 25, 1996. The transaction contemplated by the Agreement created a holding company, United Community Bankshares, Inc., which facilitated a share exchange transaction between UCB and each of the respective banks. The Agreement was approved by the stockholders of BOF and BSS at annual meetings held on September 27, 1996. After the share exchange, BOF and BSS became wholly-owned subsidiaries of UCB, and each shareholder of BOF and BSS became a shareholder of UCB. Under the terms of the Agreement, BOF and BSS shareholders received 4.806 and 3.0 shares, respectively, of UCB common stock for each share previously held. This resulted in the issuance of 1,829,209 shares of UCB common stock. This combination was accounted for as a pooling of interests. In connection with this transaction, one-time expenses totaling $189,758 were recognized in 1996. On July 31, 1996, BOF and BSS reported unaudited total assets of $84.5 million and $62.5 million, respectively, and unaudited stockholders' equity of $8.2 million and $9.8 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

UCB reported net income of $1.587 million for the nine month period ending September 30, 1997, compared to $1.410 million for the same period in 1996, which represents a $177,000 increase or 12.6%. This increase is primarily attributable to an increase of $306,000 in net interest income which was partially offset by a $99,000 increase in income taxes and a $33,000 increase in provisions for loan losses. Earnings per share of common stock increased to $0.87 for the nine month period ending September 30, 1997, compared to $0.77 for the same period in 1996, which represents a 13.0% increase.

For the third quarter of 1997, net income was $549,000, compared to $406,000 for the third quarter of 1996, a $143,000 increase or 35.2%. During the third quarter of 1997, net interest income increased $73,000, noninterest income increased $20,000, noninterest expenses decreased $124,000 and income taxes increased $68,000, compared to the same period in 1996. During the third quarter of 1996, the Company had $173,000 in one-time merger related expenses in connection with the formation of the holding company. Earnings per share of common stock increased to $0.30 for the third quarter of 1997, compared to $0.22 for the same period in 1996, a 36.4% increase.

UCB's total assets as of September 30, 1997 were $151.6 million, up by $1.7 million, or 1.1% from $149.9 million at year-end 1996. Net loans as of September 30, 1997 were $83.3 million, a increase of $6.3 million or 8.2% from $77.0 million at year end 1996. Investment securities decreased $3.2 million or 5.7% to $53.2 million from $56.4 million as of September 30, 1997 and December 31, 1996, respectively. Cash and cash equivalents totaled $9.4 million at September 30, 1997 and $11.2 million at December 31, 1996, a decrease of $1.8 million or 16.1%.

The annualized return on average equity (ROE) increased to 10.92% for the nine month period ended September 30, 1997, up from 10.52% for the same period in 1996. During the third quarter of 1997, ROE was 11.05%, compared to 8.96% during the third quarter of 1996. Another measure of the Company's profitability, the annualized return on average assets (ROA), increased to 1.43% from 1.31% for the first nine months of 1997 and 1996, respectively. ROA increased to 1.48% for the third quarter of 1997 compared to 1.12% for the same period in 1996.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first nine months of 1997 was $4.481 million, up from $4.175 million for the same period in 1996, increasing by $306,000 or 7.3%. This increase is attributable to the transition of assets from noninterest-earning cash, federal funds sold and investment securities to higher yielding loans. For the third quarter of 1997, net interest income was $1.513 million, up $73,000 or 5.1% from $1.440 million during the third quarter of 1996.

For the nine months ended September 30, 1997, total interest and fees on loans increased by $516,000 or 10.1%, from the nine month period ended September 30, 1996. Decreases in interest on investments of $167,000 or .7% and interest on federal funds sold of $16,000 or 11.4% partially offset the increase in interest and fees on loans. Interest expense on deposits increased only $3,000 or 0.1% for the same period. Interest expense on federal funds purchased, repurchase agreements and other short-term borrowings increased $24,000 or 92.3% from the first nine months of 1996 to the same period in 1997.

Total interest and fees on loans increased by $159,000 or 8.8% and interest on federal funds sold increased by $13,000 or 81.3%, from the third quarter of 1996 to the third quarter of 1997. During this same period, these increases in interest income were partially offset by a $69,000 or 7.5% decrease in interest on investments, a $19,000 or 1.6% increase in interest expense on deposits and a $11,000 or 73.3% increase in interest expense on federal funds purchased, repurchase agreements and other short-term borrowings.


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

During the first nine months of 1997, the Company had $87,000 in provision expense compared to $54,000 in the first nine months of 1996. Loans charged off, which are charged directly to the allowance when they occur, during the first nine months of 1997 amounted to $163,000 compared to $142,000 for the same period in 1996. Recoveries during the first three quarters of 1997 and 1996 amounted to $70,000 and $84,000, respectively. The ratio of net charge-offs to average outstanding loans was 0.12% in 1997 and 0.08% in 1996. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first nine months of the past two years.



                            Allowance For Loan Losses
                                 (In thousands)

                                                            9 Months Ended September 30,
                                                        --------------------------------------
                                                             1997                   1996
                                                        ----------------       ---------------
Balance, beginning of period                              $       1,209              $  1,250

Charge-offs:
     Residential real-estate                                          -                     -
     Commercial real-estate                                           -                     -
     Commercial                                                       2                     2
     Consumer                                                       161                   140
                                                        ----------------       ---------------
        Total charge-offs                                           163                   142
                                                        ----------------       ---------------

Recoveries:
     Residential real-estate                                         13                     5
     Commercial real-estate                                           -                     -
     Commercial                                                       5                    19
     Consumer                                                        52                    60
                                                        ----------------       ---------------
        Total recoveries                                             70                    84
                                                        ----------------       ---------------

Net recoveries (charge-offs)                                        (93)                  (58)
Provisions for losses                                                87                    54
                                                        ----------------       ---------------
Balance, end of period                                    $       1,203         $       1,246
                                                        ================       ===============
Net charge-offs to average loans                                  0.12%                 0.08%
Allowance for possible loan losses to total loans                 1.43%                 1.57%

Noninterest Income

Total noninterest income increased by $20,000, or 9.3%, from $215,000 in the third quarter of 1996 to $235,000 for the same period of 1997. The largest component of this increase is a increase in service charges of $9,000 from the third quarter of 1997 to the third quarter of 1996. Also during the quarter ended September 30, 1997, miscellaneous noninterest income increased $8,000 compared to the same period in 1996.

During the nine month period ended September 30, 1997, total noninterest income decreased by $10,000, or 1.6% to $633,000 from a level of $643,000 for the same period of 1996. Gains on sales of investment securities decreased from $10,000 in 1996 to $6,000 in 1997. Service charges increased $6,000 or 1.2% to $518,000 for the first nine months of 1997 from $512,000 for the same period in 1996. Other miscellaneous income decreased $12,000 or 9.9% to $109,000 for the first nine months of 1997 from $121,000 for the same period in 1996, the largest component of which was a $12,000 decrease in gains on the sale of OREO.

Noninterest Expense

Total noninterest expenses for the third quarter of 1997 were $911,000, a decrease of $124,000 or 12.0% compared to $1.035 million for the same period last year. This decrease is primarily due to the one-time merger related expenses of $173,000 incurred during the third quarter of 1996. The following factors partially offset the decrease in merger related expenses: 1) a $38,000 or 223.5% increase in professional fees arising from various initiatives by the Company, to $55,000 in the third quarter of 1997 from $17,000 in the third quarter of 1996; and 2) a $10,000 or 18.2% increase in equipment costs from $55,000 in the third quarter of 1996 to $65,000 during the same period in 1997.

Total noninterest expenses for the nine month period ended September 30, 1997 decreased $13,000 or 0.5% to $2.799 million from $2.812 million for the same period in 1996. This decrease is primarily due to the 1996 one-time merger related expenses discussed above. The following factors partially offset the decrease in merger related expenses: 1) an increase in salaries and employee benefits of $50,000, or 3.2%, to $1.597 million in 1997 from $1.547 million in 1996, arising from general pay increases and increased staffing levels due to the continued growth of the Company; 2) an increase in other miscellaneous expenses of $27,000 or 4.6%, from $590,000 during the nine month period ended September 30, 1996 to $617,000 for the same period during 1997; 3) a $37,000 or 54.4% increase in professional fees, to $105,000 in 1997 from $68,000 in 1996; and 4) a $14,000 increase in occupancy costs from $194,000 in the first nine months of 1996 to $208,000 during the same period in 1997.

Nonperforming Assets

Total nonperforming assets increased from $347,000 at year end 1996 to $427,000 at September 30, 1997. Loans past due 90 days or more and still accruing interest declined $198,000 or 39.7% to $301,000 as of September 30, 1997 from $499,000 at December 31, 1996. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing interest as of September 30, 1997 and year end 1996.



                              Nonperforming Assets
                                 (In thousands)


                                                               September 30,     December 31,
                                                                   1997              1996
                                                              ---------------   ---------------
Nonaccrual loans                                                     $ 300        $    182
Restructured loans                                                       -               -
Other real estate owned                                                127             165
                                                                  ---------     -----------
Total nonperforming assets                                           $ 427        $    347
                                                                  =========     ===========
Loans past due 90 days or more and still accruing                    $ 301        $    499
Allowance for loan losses                                           $1,175        $  1,209

Allowance for possible loan loss to nonperforming loans            391.67%         664.29%
Allowance for possible loan loss to nonperforming assets           275.18%         348.41%


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

Cash and cash equivalents totaled $9.4 million at September 30, 1997 and $11.2 million at December 31, 1996. At September 30, 1997, cash and due from banks, federal funds sold and securities classified as available for sale were $52.5 million, 38.0% of total earning assets, compared to $57.2 million, 41.7% of total earning assets at December 31, 1996. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of September 30, 1997, UCB had no outstanding borrowings from the FHLB. UCB could borrow approximately $6.5 million from the FHLB, if collateral acceptable to the FHLB were provided. In addition, federal funds arrangements with other institutions provide an additional $14.0 million of short-term borrowing capacity. At September 30, 1997, the Company had outstanding balances of approximately $1.7 million on these federal funds lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $172,000 at September 30, 1997.

Effects of Changing Prices and Seasonality

Because of the seasonality of the agricultural industry, the volume of loans and deposits typically fluctuate during the year. Loans are typically heaviest from April to November and deposits are typically their lowest during the same period. At the end of the year and the beginning of the following year, loans decrease as they are repaid and deposits increase as a result of the sale of the fall harvest.

Capital Adequacy

Management reviews the adequacy of the Banks' capital on an ongoing basis with reference to the size, composition, and quality of the Banks' resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At September 30, 1997 and December 31, 1996, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of perpetual stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.





                                                    Capital Ratios                           Capital Ratios
                                                  September 30, 1997                        December 31, 1996
                          Regulatory          -------------------------------------    ------------------------------------
                           Minimum            BOF         BSS          UCB             BOF         BSS         UCB
                           -------            ---         ---          ---             ---         ---         ---

Risk-based  capital
  Tier 1                    4.00%           15.01%       25.62%      19.27%          14.40%      23.58%      18.27%
  Total                     8.00%           16.14%       26.87%      20.45%          15.58%      24.83%      19.48%

Leverage                    4.00%           10.44%       15.79%      12.74%           9.58%      15.45%      12.08%




New Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 entitled Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 31, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the nine month periods ended September 30, 1997 and 1996, and the year ended December 31, 1996, and has determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains or losses) in a full set of general-purpose financial statements. It is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact of this statement on its financial statement presentation. However, the only known item of other comprehensive income to which this standard would apply is unrealized gains and losses on available-for-sale securities.

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requiring that those enterprises report selected information about operating segment in interim financial reports issued to shareholders, and is effective for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services , geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment evaluating segment performance and deciding how to allocate resources to segments.

Statement No. 131 also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or group of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting would be impracticable. Management is currently assessing the impact of this statement on its future financial statement disclosures.

Year 2000 Project

The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 97 instead of 1997). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons as much as a 100 years off.

Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and its subsidiaries operations. Presently, committees have been appointed, which are in the discovery stage to identify all areas and processes rendering exposure to the Year 2000 problem. Once identified, areas of exposure will be prioritized as to severity and time to cure, with a plan developed to make the Company and its subsidiaries Year 2000 compliant. Management anticipates the Company and its subsidiaries will be Year 2000 compliant, thus satisfying all regulatory requirements.

                                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through September 30, 1997, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders.

         None.


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

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                  Date:  November 10, 1997
--------------------------------------------            -----------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                          Date:  November 10, 1997
--------------------------------------------            -----------------
Wayne C. Carruthers, CPA
Chief Financial Officer