Form 10KSB40
period 1997-12-31
UNITED COMMUNITY BANKSHARES INC
filed 1998-04-15
CIK 1011902

FORM 10-KSB
                         ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(d)

           (As last amended by Each Act Rel No. 35113, eff. 1/30/95.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended        December 31, 1997
                            --------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            COMMISSION FILE NUMBER       333-3296
                                   ----------------------------


                       UNITED COMMUNITY BANKSHARES, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Virginia                               54-1801876
---------------------------             -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Indentification No.)
incorporation or organization)


                                 (757) 562-5184
------------------------------------------------------------------------------
             (registration's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:         Not applicable
                                                                  ----------------------

Securities registered under Section 12(g) of the Exchange Act:      Common Stock , $1.00 par value
                                                                  ---------------------------------
                                                                          (Title of Class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this 10-KSB.   [X]

As of March 23, 1998, the aggregate market value of the 1,450,796 shares of common stock of the Registrant issued and outstanding, which excludes 378,413 shares held by all directors and officers of the Registrant, was approximately $23,756,785. This amount is based on $16.375 market value per share.

At December 31, 1997, the Registrant had outstanding 1, 829,209 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II, Items 6-7 of the Form 10-KSB.

Portions of the definitive Proxy Statement prepared for the 1998 Annual Meeting of Stockholders (Definitive Proxy Statement") are incorporated by reference into
Part III, Items 9-12, of this Form 10-KSB.

                                     PART I

Item 1.  Description of Business
United Community Bankshares, Inc. ("UCB"), the Company, was organized and chartered under the laws of the Commonwealth of Virginia on March 28, 1996 and commenced operations on August 1, 1996 as a bank holding company. On August 1, 1996, the effective date, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), the "Banks", both Virginia nonmember banks, became wholly owned subsidiaries of UCB. The consummation of the affiliation of the Banks was a result of a definitive agreement entered into on January 25, 1996. The Banks have retained their respective names, banking offices, executive officers and board of directors.

On the effect date, each of the common shares of both BOF and BSS were exchanged for 4.806 and 3.00 common shares of UCB, respectively. This resulted in the issuance of 1,829,209 common shares of UCB stock. Former common shareholders of BOF received their fractional shares in cash totaling $3,542. UCB also paid a cash dividend of $.14 per common share or a total of $259,089 on September 30, 1996.

BOF has five full service banking offices, two in the City of Franklin, and one each in the City of Suffolk (Holland) and the Towns of Courtland and Newsoms, Virginia. BSS has three full service banking offices in the Towns of Wakefield, Ivor and Surry, Virginia. The Banks provide a wide range of financial services, principally to individuals and to small and medium-sized businesses, including individual and commercial demand, savings, and time deposit accounts, commercial, agricultural and consumer loans, credit cards, traveler checks, safe deposit facilities, ATM services, sales of United States Savings Bonds, collection items and official checks. BSS also offers a wide array of real estate mortgage products including a long term fixed-rate mortgage product which is sold in a secondary market. BSS is authorized to provide trust services, but does not currently do so.

The banking industry is highly competitive in the Banks market area. There are approximately five banks engaged in business in the general market area in which the Banks operate, including three community banks, and four state-wide banking organizations as well as a credit union. Also in this general market area, is a Farm Credit Bank, which is highly competitive in the agricultural loan market. The Banks encounters competition for deposits and loans from the aforementioned competitors in the areas in which they operate, as well as credit unions and finance companies. In addition, the Banks must compete for deposits with Money Market mutual funds which are marketed nationally, insurance brokers and local offices of stock brokerage firms.

The Banks are not dependent upon an individual customer, or segment of customers, the loss of which would have a material adverse impact on its operations.

BOF had 45 full-time equivalent employees as of December 31, 1997, while BSS and UCB had 27 and one full-time equivalent employees for the same period end, respectively. None of these employees are represented by any collective bargaining unit. The Company and the Banks considers relations with its employees to be good.


Supervision and Regulation
The Company is subject to state and federal banking laws and regulations which impose specific requirements or restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations, including, but not limited to, maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices. As state-chartered banks and members of the Federal Reserve System, the Banks are supervised and regularly examined by the Federal Reserve and the Bureau of Financial Institutions of the Commonwealth of Virginia.

Mergers and Acquisitions. The Bank Hold Company Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an application was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction to interstate acquisitions was abolished effective September 29, 1995, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks also will be able to branch across state lines effective June 1, 1997, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law, effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements. Although this will have a significant impact on the bank industry, it is not possible to determine, with any degree of certainty, its impact of individual institutions.

Deposit Insurance. Section 38 of the Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". The Act also requires or permits such agencies to take certain supervisory actions should an insured institution's capital level fall. The Banks were notified by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") that they are classified as "well capitalized" institutions for this purpose. An "adequately capitalized" institution is restricted from accepting brokered deposits. A "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions. As more fully disclosed in the following paragraph, the FDIC deposit insurance premiums required to be paid by institutions depend, in part, on their capital levels, and undercapitalized institutions will be required to pay significantly greater premiums than more highly capitalized institutions.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1996, depository institutions insured by the Bank Insurance Fund ("BIF"), ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of 1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment; (3) authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of SAIF, in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF members bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1997 were set at 1.30% annually for BIF-assessable deposits and 6.48% annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds merge or until January 1, 2000, whichever occurs first.

Regulations. On December 15, 1994, the Federal Reserve Board, the Office of Thrift Supervision, the Office of the Controller of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk-Based Capital Standards: Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified through the examination process as having significant exposure to concentration of credit risk, or as not adequately managing concentration risk, should hold capital in excess of the regulatory minimums. Therefore, due to the subjective nature of this final rule, the Company is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

On August 2, 1995, the OCC, the Federal Reserve Board, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would established an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure. Due to the subjective nature of the first phase of this final rule, the Banks are unable to determine what effect, if any, this rule may have on its regulatory capital requirements.

On November 16, 1995, the Federal Reserve Board issued guidelines entitled, Federal Reserve Guidelines for Rating Risk Management at State Member Banks and Bank Holding Companies (the "Guidelines"). The Guidelines specify that principles of sound management should apply to the entire spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk and that, for state member banks, a single numerical rating for risk management should be provided as part of the examination process. The Guidelines also specify that examination reports should make reference to the types and nature of corrective actions that need to be taken by institutions to address noted risk management and internal control deficiencies. Where appropriate, institutions should also be advised that the Federal Reserve Board will initiate supervisory actions if the failure to separate critical operational duties creates the potential for serious losses or if material deficiencies or situations that threaten the safe and sound conduct of their activities are not adequately addressed in a timely manner. Due to the subjective nature of the risk-management evaluation, the Banks are not able to determine what effect, if any this rule may have on the operation of the Banks.

On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to include asset quality and earnings standards. The Guidelines adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets; (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic asset quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Guidelines require an institution to compare its earnings trends (relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations;
(2) assess the source, volatility, and sustainability of earnings; (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Guidelines note that the complexity and sophistication of and institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Banks do not believe that these Guidelines will materially effect their operations or financial condition.

The Federal Financial Institutions Examination Council ("FFIEC") approved revisions to the reporting requirements for the Reports of Condition and Income (Call Report) that took effect as of March 31, 1997. The revisions that are expected to have the greatest impact on most financial institutions will be the adoption of generally accepted accounting principles ("GAAP") as the reporting basis for the balance sheet, income statement and related Call Report schedules. This involves the revision of Call Report instructions that currently depart from GAAP, the addition of a small number new items to meet supervisory data needs resulting from the adoption of GAAP, and the modification of other existing Call Report items or instructions. In the March 31, 1997 Call Report, financial institutions are required to adopt the provisions of Financial Accounting Standards Board ("FASB") Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for transfers and servicing of assets occurring after December 31, 1996. AS FASB 125 provides standards for distinguishing the transfer of
financial  assets from secured  borrowings  and,  therefore,   the  recognition
and  derecognition  of financial  assets,   regulatory  capital  calculations
could be significantly impacted. The Banks have considered the relevant provisions of FASB 125, and assessing the accounting treatment and legal
ramifications of modifying participation   agreements.   Additional information
with respect to this pronouncement is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Recent Accounting Pronouncements, and is incorporated by reference thereto.

On December 20, 1996 the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and was effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital Adequacy, Asset Quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Banks do not believe that this statement of policy will materially effect their operations.


Item 2.  Description of Property
United Community Bankshares, Inc., the parent company, did not own any real or tangible personal property as of December 31, 1997.

The Bank of Franklin
BOF's main office is located at 100 East Fourth Avenue in Franklin, Virginia. The College Drive branch office is located at 201 North College Drive, Franklin, Virginia. The main office and the College Drive branch office maintain ATM facilities. The Courtland branch is located at Shands Shopping Center, 22736 Main Street, Courtland, Virginia; the Newsoms branch at 22334 General Thomas Highway, Newsoms, Virginia; and the Holland branch at 6617 Holland Road, Suffolk, Virginia. Other properties owned include three two-story houses located at 403, 405, and 407 Middle Street, Franklin, Virginia. The houses are held for rental purposes and possible further expansion. The properties are rented to individuals for living quarters. The Bank also owns a parcel of land and a two-car garage located at 200 East Fourth

Avenue, Franklin, Virginia. The Bank has retained this property for storage and employee parking and may use this property for future expansion. The Courtland branch is the only leased property. All properties are in good condition.

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


Item 3.  Legal Proceedings
In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are aware of only one material pending or threatened litigation, unasserted claims and/or assessments through December 31, 1997, or subsequent thereto. This suit is described below. The only other litigation in which UCB and its subsidiaries, BOF and BSS, are involved are collection suits involving delinquent loan accounts in the normal course of business.

Fidelity National Title Insurance Company of New York, successor by merger to Security Title and Guaranty Company (the "Title Company"), filed suit against the Bank of Sussex and Surry in November, 1997.

The Title Company issued a title insurance policy in favor of the BSS (the "Title Policy") insuring that the Bank had a first priority deed of trust lien on a one-quarter interest in certain real property located in Isle of Wight County, Virginia (the "Isle of Wight Property"). The Circuit Court for Isle of Wight entered a Final Decree on March 6, 1996 that Farmers Bank, Windsor had a first priority deed of trust lien on that one-quarter interest in the Isle of Wight Property and that BSS had a second priority deed of trust lien on that same one-quarter interest.

The Title Company seeks the following relief: (i) a declaratory judgment that the first priority deed of trust lien in favor of Farmers Bank, Windsor on the one-quarter interest Isle of Wight Property Wight County be excluded from coverage under the Title Policy, (ii) that the Title Policy be reformed to exclude the Farmers Bank, Windsor deed of trust from coverage under the Title Policy and (iii) that the Title Company be reimbursed for its costs and attorneys' fees.

BSS intends to vigorously defend this suit. At this time, the Bank's legal counsel is unable to express any view as to the possible outcome of this matter. Counsel notes, however, that if this matter is resolved in a manner adverse to the interests of the Bank, the amount of any loss that will be sustained by BSS will not be more than the approximately $75,000.00 expended by the Title Company for costs and attorneys' fees.


Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to UCB shareholders for a vote during the fourth quarter of the year-end December 31, 1997.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
United Community Bankshares, Inc. has arrangements with Wheat First Union, Davenport & Company of Virginia, and Scott Stringfellow to make a market in the Company's common stock. UCB stock is listed on the OTC Bulletin Board under the symbol "UCMB". Listing on the bulletin board began December 17, 1996. Buy or sell transactions may be effected through either of these brokerage firms.

The Bank of Franklin serves as UCB's transfer agent. Any inquiries concerning the disposition of UCB securities should be directed to United Community Bankshares, Inc. corporate headquarters in Franklin, Virginia.

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

Sales Prices and Dividends Paid per Share

                                          High               Low            Dividend
     1997
         4th Quarter                     $14.00            $12.50
         3rd Quarter                     $13.375           $12.00             $0.16
         2nd Quarter                     $13.00            $11.50
         1st Quarter                     $12.50            $10.25             $0.15



     1996
         4th Quarter
              Dec. 17 - Dec. 31          $11.00            $11.00
              Oct. 1 - Dec. 16           $12.00            $10.00
         3rd Quarter                    No trades         No trades           $0.14

On January 24, 1998, the declaration date, the Board of Directors approved the payment of a semi-annual cash dividend of $.17 per share for shareholders of record on February 27, 1998. The dividend, totaling approximately $310,966, is payable on March 31, 1998.

As of February 27, 1998 UCB had 986 shareholders of record of its Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of Operation
The  information  under  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations on pages 3 to 13 of the 1997 Annual Report to Shareholders is hereby incorporated by reference.


Item 7.  Financial Statements
The financial statements on pages 14 to 35 of the 1997 Annual Report to Shareholders is hereby incorporated by reference.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance  With Section 16(a) of the Exchange Act.
Incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 10.  Executive Compensation
Incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 11. Security Ownership of Certain Beneficial Owners and Management Incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 12.  Certain Relationships and Related Transactions
Incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders.



                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K
         a.    Exhibits

         United Community Bankshares, Inc., 1997 Annual Report


         b.    Form 8-K.

         No Form 8-K filed during the fourth quarter of 1997.

==========================================================================


UNITED
COMMUNITY
BANKSHARES, INC.









                                                                      1997
                                                                    ANNUAL
                                                                    REPORT


================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of United Community Bankshares, Inc. ("UCB" or the "Company") and its wholly owned subsidiaries, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), collectively referred to as the Banks. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.


Overview

UCB reported net income of $2,230,438 in 1997, compared to $1,922,905 in 1996, representing an increase of 16.0%. Basic earnings per share increased to $1.22 per share in 1997 compared to $1.05 per share in 1996. The increased earnings during this period were primarily due to higher levels of net interest income and a decrease in noninterest expenses, which were partially offset by increases in provision for loan losses and income tax expense. UCB incurred one-time merger related expenses of $189,758 in 1996.

Profitability as measured by the Company's return on average equity (ROE) increased to 11.31% in 1997, up from 10.68% in 1996. Another key indicator of performance, the return on average assets (ROA) for 1996 was 1.49%, an increase from 1.33% in 1996. Without the one-time merger related expenses, ROE and ROA in 1996 would have been 11.73% and 1.46%, respectively.

For the year 1997, UCB had a dividend payout ratio of 25.4%, which compared to a 29.8% ratio for the year 1996. The average equity to average asset ratio increased from 12.43% for 1996 to 13.15% for 1997. Average assets grew by 3.5% while average equity increased 9.6% from 1996 to 1997.

The Company's assets at year-end 1997 were $155.9 million, up by 4.0%, over year-end 1996 of $149.9 million. Net loans outstanding at year-end 1997 were $81.4 million, up from the year-end level for 1996 of $77.0 million, posting a $4.4 million increase or 5.8%. Total deposits at year-end were $133.4 million and $129.8 million at year-end 1997 and 1996, respectively, an increase of $3.6 million or 2.8%.


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

During 1997, on a tax equivalent basis, net interest income increased 6.2% to $6.5 million from $6.2 million in 1996. This was a result of a $439,000 increase in interest income which exceeded a $57,000 increase in interest expense. The increase in interest income was largely due to: a) increased loan volume, which on an average net loan basis increased 10.2% to $81.7 million from $74.1 million in 1996; b) increases in sales of average federal funds, which increased 4.2% to $3.9 million from $3.7 million in 1997 and 1996, respectively; and c) decreases in average investment securities of $3.3 million to $54.6 million from $57.9 million in 1997 and 1996, respectively. The increase in average earning assets was funded by the growth in deposits. Average interest-bearing deposits increased 2.1% to $109.9 million from $107.6 million in 1997 and 1996, respectively. The yield on interest earning assets increased to 8.10% in 1997 compared to 8.04% in 1996. Funding costs on interest bearing deposits and short-term borrowings decreased to 4.33% in 1997 from 4.38% in 1996. The net interest margin increased to 4.67% in 1997 from 4.54% in 1996.


================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
The following table depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.



                                     AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                     (Dollars in Thousands)

                                                                      Twelve Months Ended December 31,
                                                             1997                          1996
                                            ---------------------------------------    ------------------------------------------
                                               Average       Income/       Yield          Average         Income/         Yield
                                               Balance       Expense        Rate          Balance         Expense         Rate
                                            -------------  ------------  ----------    --------------  --------------   ---------
 ASSETS:
 Securities:
      Taxable                                   $ 35,589       $ 2,160      6.07%      $ 38,469         $ 2,332           6.06%
      Tax-exempt (1)                              19,019         1,402      7.37%        19,408           1,446           7.45%
                                            -------------  ------------           --------------  --------------
      Total Securities                            54,608         3,562      6.52%        57,877           3,778           6.53%
 Loans, net (2)                                   81,666         7,573      9.27%        74,128           6,925           9.34%
 Federal funds sold                                3,858           212      5.50%         3,702             205           5.54%
                                            -------------  ------------           --------------  --------------
      Total earning assets                       140,132      $ 11,347      8.10%       135,707        $ 10,908           8.04%
 Less: Allowance for loan losses                  (1,187)                                (1,250)
 Total nonearning assets                          11,018                                 10,462
                                            =============                         ==============
      Total assets                             $ 149,963                              $ 144,919
                                            =============                         ==============

 LIABILITIES and STOCKHOLDERS' EQUITY:
 Interest-bearing deposits:
      Checking                                  $ 16,702         $ 458      2.74%      $ 16,469           $ 472           2.87%
      Regular savings and club accounts           11,940           362      3.03%        11,725             358           3.05%
      Money market savings                        19,470           677      3.48%        20,213             711           3.52%
      Certificates of deposit
         Over $100,000                            10,770           575      5.34%        10,040             529           5.27%
         $100,000 and under                       51,039         2,678      5.25%        49,181           2,639           5.37%
                                            -------------  ------------           --------------  --------------
      Total interest-bearing deposits            109,921         4,750      4.32%       107,628           4,709           4.38%
 Short-term borrowings                             1,095            58      5.30%           857              42           4.90%
                                            -------------  ------------           --------------  --------------
      Total interest-bearing liabilities         111,016       $ 4,808      4.33%       108,485         $ 4,751           4.38%
                                                           ============                           ==============
 Noninterest-bearing liabilities
      Demand deposits                             18,215                                 17,584
      Other noninterest-bearing liabilities        1,003                                    842
                                            -------------                         --------------
      Total liabilities                          130,234                                126,911
 Shareholders' equity                             19,729                                 18,008
                                            -------------                         --------------
 Total liabilities and stockholders' equity    $ 149,963                              $ 144,919
                                            =============                         ==============

 Net interest income                                           $ 6,539                                  $ 6,157
                                                           ============                           ==============
 Interest rate spread (3)                                                   3.77%                                         3.66%
 Net interest margin (4)                                                    4.67%                                         4.54%

--------------------------------------------

(1) Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%. The Banks are exempt from from state income taxes.
(2) For the purpose of these calculations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3) Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4) Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

================================================================================
                                                                               3

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

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


                                       VOLUME AND RATE ANALYSIS
                                             (In thousands)


                                                1997 vs. 1996                       1996 vs. 1995
                                             Increase (Decrease)                 Increase (Decrease)
                                             Due to Changes in:                  Due to Changes in:
                                        ------------------------------      ------------------------------
                                         Volume     Rate      Total          Volume      Rate     Total
                                        --------- ---------  ---------      ---------  --------- ---------
Assets:
Securities:
    Taxable                                ($175)       $3      ($172)         $ 327      $ (58)    $ 269
    Tax-exempt                               (29)      (15)       (44)           301         71       372
Loans (net)                                  699       (51)       648            720       (121)      599
Federal funds sold                             9        (2)         7           (144)       (13)     (157)
                                        --------- ---------  ---------        ---------  --------- ---------
    Total earning assets                     504       (65)       439          1,204       (121)    1,083
                                        --------- ---------  ---------      ---------  --------- ---------

Interest-bearing deposits:
    Checking                                   7       (21)       (14)            99        (12)       87
    Regular savings & club accounts            7        (3)         4             22        (13)        9
    Money market savings                     (26)       (8)       (34)            35        (17)       18
    Certificate of deposit:
       Over $100,000                          39         7         46              2         20        22
       $100,000 and under                     98       (59)        39            387         26       413
Short-term borrowings                         12         4         16             39          1        40
                                        --------- ---------  ---------      ---------  --------- ---------
    Total interest-bearing liabilities       137       (80)        57            584          5       589
                                        --------- ---------  ---------      ---------  --------- ---------
    Net interest income                     $367       $15       $382           $620      ($126)     $494
                                        ========= =========  =========      =========  ========= =========



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

At December 31, 1997, the Company had $8.2 million more in liabilities than assets repricing within one year or less and was, therefore, in a liability sensitive position for that period with a negative 5.71% cumulative static gap.

Generally, positive gaps affect net interest margins and earnings negatively in periods of falling rates, and conversely, higher negative gaps adversely impact net interest margin and earnings in periods of rising rates as a higher volume of liabilities will reprice quicker than assets over the period for which the gap is computed. To soften the potential impact of changes in interest rates, $39.0 million of total loans, at December 31, 1997, were either accruing at a variable interest rate

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
or maturing within one year. In addition, at December 31, 1997, federal funds sold, which are repriceable daily, were $10.8 million and investment securities maturing or repricing within one year totaled $17.2 million, which could be sold quickly to meet special funding needs or to adjust the Company's interest rate sensitivity position.

The following table presents the Company's interest sensitivity position at December 31, 1997. This is a one-day position which is continually changing and is not necessarily indicative of the Company's position at any other time.


                                            INTEREST SENSITIVITY ANALYSIS
                                                (Dollars in Thousands)

                                                                        December 31, 1997 (1)
                                               ------------------------------------------------------------------------
                                                 Within         90-365        1 to 5         Over
                                                 90 Days         Days          Years        5 Years         Total
                                               ------------  -------------  ------------  ------------  ---------------
Earning Assets:
Loans, net (2)                                    $ 28,850       $ 10,220      $ 39,631       $ 3,675         $ 82,376
Securities (3)                                      10,019          7,181        21,808        12,555           51,563
Federal funds sold and other                        10,814              -             -             -           10,814
                                               ============  =============  ============  ============  ===============
        Total earning assets                      $ 49,683       $ 17,401      $ 61,439      $ 16,230        $ 144,753
                                               ============  =============  ============  ============  ===============

Interest-bearing liabilities:
Deposits:
     Interest checking (4)                         $ 1,465        $ 4,389      $ 11,721      $      -         $ 17,575
     Regular and Christmas Club savings (4)          1,599          2,780         5,520         2,076           11,975
     Money market savings                           19,365              -             -             -           19,365
     Certificates of deposit:
        $100,000 and over                            3,222          5,878         2,860             -           11,960
        Less than $100,000                          12,776         23,560        15,460             6           51,802
Short-term borrowings                                  309              -             -             -              309
                                               ============  =============  ============  ============  ===============
        Total interest-bearing liabilities        $ 38,736       $ 36,607      $ 35,561       $ 2,082        $ 112,986
                                               ============  =============  ============  ============  ===============

Period gap                                        $ 10,947      $ (19,206)     $ 25,878      $ 14,148         $ 31,767
Cumulative gap                                    $ 10,947       $ (8,259)     $ 17,619      $ 31,767
Ratio of cumulative gap to total
     earning assets                                  7.56%         -5.71%        12.17%        21.95%


-----------------------------------------------
(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2)     Excludes nonaccrual loans.
(3) Securities classified "available for sale" are carried at estimated fair value. Securities classified "held to maturity" are carried at amortized cost.
(4) The Company has found that its regular savings and interest checking historically represent core deposits and are not sensitive to changes in related market rates and, therefore, have been spread across the columns.

Noninterest income

Noninterest income slightly decreased 1.5% to $864,409 in 1997 from $877,395 in 1996. Service charges on deposit accounts and overdraft charges increased by approximately $25,000. This increase was offset by reductions in gains on sales of investment securities of approximately $9,000 and miscellaneous income of approximately $24,000.

================================================================================
                                                                               5

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                               Noninterest Income
                             (Dollars in Thousands)

                                                     Year Ended December 31,
                                                 -------------------------------
                                                     1997              1996
                                                 --------------    -------------
 Overdraft charges on deposit accounts                   $ 494             $ 465
 Other service charges on deposit accounts                 191               195
 Fees for other customer services                          125               130
 Securities gains, net                                       4                13
 Other operating income                                     50                74
                                                 ==============    =============
 Total noninterest income                                $ 864             $ 877
                                                 ==============    =============


Noninterest expenses

Noninterest expenses for 1997 were $3.873 million, down from $3.926 million for 1996, representing a 1.4% decrease. One-time merger related expenses totaled approximately $190,000 in 1996. As previously mentioned, the holding company was formed in 1996. Miscellaneous expenses also decreased $46,000 from 1996 to 1997. These decreases were partially offset by the following increases: 1) an increase in salaries and employee benefits of $82,000, arising from general pay increases and increased staffing levels due to the continued growth of the Company; 2) an increase in professional fees of $83,000, resulting from the consolidation of the employee benefit program and the establishment of a stock option program for key employees; 3) a $20,000 increase in occupancy costs; and 4) an $11,000 increase in FDIC Insurance premiums. Premiums for FDIC Insurance increased due to increased rates for banks insured by the Bank Insurance Fund.

                              NONINTEREST EXPENSES
                             (Dollars in Thousands)


                                                       Year Ended December 31,
                                                       -----------------------
                                                      1997                1996
                                                      ----                ----

          Salaries and employee benefits              $2,165             $2,083
          Occupancy expenses                             284                264
          Depreciation and equipment maintenance         269                240
          FDIC assessment                                 15                  4
          Postage                                         99                103
          Professional fees                              210                128
          Franchise, state and local taxes               127                164
          Merger related expenses                          -                190
          Other operating expenses                       704                750
                                                      ------             ------
          Total noninterest expenses                  $3,873             $3,926
                                                      ------             ------

Income Taxes

Applicable income taxes on 1997 earnings amounted to $693,000, resulting in an effective tax rate of 23.7% compared to $597,000, or 23.7%, in 1996.

Note 8 to UCB's Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory tax rate with the Company's reported tax expense. Also, included in Note 8 is information regarding the principal items giving rise to deferred taxes as of December 31, 1997 and 1996.

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

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

In 1997, the Company had $128,750 in provision expense compared to $101,000 in 1996. Loans charged off, which are charged directly to the allowance when they occur, during 1997 amounted to $332,000 compared to $254,000 in 1996. Recoveries amounted to $100,000 and $112,000 during 1997 and 1996, respectively. The ratio of net charge-offs to average outstanding loans was 0.29% in 1997 and 0.19% in 1996. Management feels that the reserve is adequate to absorb any losses on existing loans that may become uncollectible. See Note 4 to UCB's Financial Statements for more information concerning the Company's loan loss and recovery experience for the past two years.

Nonperforming assets. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $350,000 at December 31, 1997, a slight increase of $3,000 or 0.9% from a level of $347,000 at December 31, 1996. Total nonperforming assets and loans over 90 days past due and accruing interest were 0.57% of period-end loans and foreclosed property as of December 31, 1997 as compared to 1.08% at December 31, 1996. At December 31, 1997, in addition to loan on either nonaccrual status or loans past due 90 days or more and still accruing interest, UCB had approximately $4,324,947 of loans that had been internally classified. These loans require more than usual attention and are potential problems. UCB considered these loans in establishing the level of the allowance for loan losses. The following table summarizes nonperforming assets for the past two years.

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)



                                                       December 31,
                                                       ------------
                                                      1997             1996
                                                      -----           ------

     Nonaccrual loans                            $      180         $     182
     Restructured loans                                  -                 -
     Foreclosed properties                              170               165
                                                        ---               ---
          Total nonperforming assets             $      350         $     347
                                                        ===               ===

     Loans past due 90 days accruing interest    $      119         $     499
                                                        ====              ====

     Allowance for loan losses to year-end loans      1.34%              1.55%
     Allowance for loan losses to nonaccrual loans  614.44%            664.29%

     Nonperforming assets and loans past due 90
       days accruing interest to year-end loans
       and foreclosed property                        0.57%              1.08%
     Net charge-offs to average loans outstanding
       during the year                                0.29%              0.19%



The Company places a loan on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of both principal and interest is doubtful. UCB's policy is to place loans on nonaccrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected. For 1997 and 1996, $13,553 and $19,375, respectively, in gross interest income would have been recorded if nonaccrual loans had been current throughout the period outstanding. For the period ended December 31, 1997 and 1996, interest income received on nonaccrual loans was negligible. Impaired loans at December 31, 1997 and 1996 were not significant.



================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
FINANCIAL CONDITION


Loan Portfolio

Loans, net of unearned income and the allowance for loan losses, were $81.4 million at December 31, 1997, an increase from $77.0 million at December 31, 1996, a $4.4 million or 5.8% increase. This is consistent with management's efforts to increase the level of loans during 1997.

Loans secured by real estate comprise 54.7% of the total loan portfolio as of December 31, 1997, and include a diverse portfolio of which single family residential loans comprise 27.8% of the loan portfolio. Loans secured by commercial real estate comprised 20.7%, while traditional commercial loans comprised 19.7% of total loans. The commercial category also includes loans secured by other forms of collateral as well as some unsecured debt. Loans secured by agricultural real estate and other loans to the agricultural sector comprised 3.0% and 8.5%, respectively, of the loan portfolio as of December 31, 1997. Other loans to the agricultural sector include unsecured loans and loans secured by farm equipment, crops and other collateral. The Company's consumer portfolio comprised 17.1% of total loans as of December 31, 1997. Real estate construction loans accounted for 3.1% of total loans outstanding as of December 31, 1997. The Company has no loans outstanding to foreign countries.

During the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and financial standby letters of credit. At December 31, 1997, commitments for standby letters of credit and guarantees written were $883,000 and commitments to extend credit were $12.1 million. At December 31, 1996, commitments for standby letters of credit and guarantees written  were $1.1  million  and  commitments  to extend  credit  totaled  $13.8 million.

Interest income on installment, agricultural, commercial, and real estate mortgage loans was computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Banks' base lending rates, which are set by the Banks, or to Money Center Prime, as published in the Wall Street Journal.

Note 4 to UCB's Financial Statements provides a schedule of loans by type and other information.



Investment Securities

The investment securities portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity for depositor and loan demands and is used as needed to meet collateral requirements.

The securities portfolio consists of two components, investment securities held to maturity and securities available for sale, as prescribed by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). Securities are classified as securities held to maturity based on management's intent and the Company's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value.

At year-end 1997, total investment securities were $51.6 million, down from $56.4 million at year-end 1996. The decline in the securities portfolio is primarily due to the investment of proceeds from the sales and maturities of securities in loans rather than new securities. Excluding U.S. Treasuries and securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of the Company's stockholders' equity. The following table presents information pertaining to the composition of the investment securities portfolio. Additional information on the Company's investment securities portfolio is in Note 3 to UCB's Financial Statements.

================================================================================
8

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
             MATURITIES OF SECURITIES HELD AS OF DECEMBER 31, 1997
                             (Dollars in thousands)



                                                                                    Over 10
                                                                                    Years &
                                        1 Year         1 to 5         5 to 10        Equity
                                        or Less        Years          Years         Securities       Total
                                        -------        -----          -----         ----------       -----
US Agency securities:
     Amortized cost                      $ 3,157       $15,550        $ 2,573        $1,622         $22,902
     Fair value                            3,151        15,499          2,570         1,629          22,849
     Weighted average yield                 5.47%         5.91%          6.34%         6.41%           5.93%

US Treasury securities:
     Amortized cost                      $   800       $     -        $   263        $    -         $ 1,063
     Fair value                              798             -            263             -           1,061
     Weighted average yield                 5.16%         0.00%          7.06%         0.00%           5.63%

State and Political Subdivisions:
     Amortized cost                      $   951       $ 6,564        $14,135        $  786         $22,436
     Fair value                              958         6,653         14,457           821          22,889
     Weighted average yield                 7.71%         7.41%          7.23%         7.82%           7.32%

Other Securities:
     Amortized cost                      $ 1,250       $ 1,559        $   734        $  514         $ 4,057
     Fair value                            1,251         1,572            743          1,262          4,828
     Weighted average yield                 6.05%         6.83%          6.84%          7.05%          6.62%

Total Securities(1):
     Amortized cost                      $ 6,158       $23,673        $17,705        $ 2,922        $50,458
     Fair value                            6,158        23,724         18,033          3,712         51,627
     Weighted average yield                 5.89%         6.39%          7.08%          6.90%          6.60%

     ----------------------
     (1) Yields on tax-exempt securities are computed on a
          taxable-equivalent basis.


Deposits

Deposits provide funding for the Banks investment in loans and securities. A primary objective is to increase core deposits as a means to fund asset growth at less cost. It is anticipated that competition for deposits will increase within the Banks' primary market areas. At the same time, interest paid for deposits must be managed carefully to control the level of interest expense. Total deposits grew by $3.7 million or 2.8% from $129.8 million at December 31, 1996 to $133.5 million at December 31, 1997. Noninterest bearing deposits increased by $536,000 or 2.6% from $20.3 million at the end of 1996 to $20.8 million at the end of 1997. Interest bearing deposits were $112.7 million as of December 31, 1997, increasing by $3.2 million or 2.9%, from year-end 1996 of $109.5 million. From 1996 to 1997, certificates of deposits increased by $3.8 million and money market account decreased by $1.2 million. Noninterest bearing deposits were 15.6% of total deposits at both December 31, 1997 and 1996. More information on interest bearing deposits is contained in Note 6 to UCB's Financial Statements.

The Banks offer individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market, and certificate of deposits. Certificates of deposit are obtained primarily from the communities the Banks serve. The Banks also carry interest-bearing deposits with state and local municipal governments. The following table summarizes the average deposits and rates paid during 1997 and 1996.



================================================================================
                                                                               9

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                        AVERAGE DEPOSITS AND RATES PAID
                             (Dollars in Thousands)


                                                      For the Year Ended December 31,
                                                      -------------------------------
                                                         1997                       1996
                                                         ----                       ----
                                             Amount          Rate          Amount          Rate
                                             ------          ----          ------          ----
     Noninterest-bearing accounts            $18,215            -          $17,584            -
                                             -------                       -------
     Interest-bearing accounts
          Interest checking                   16,702          2.74%       $ 16,469         2.87%
          Money market                        19,470          3.48%         20,213         3.52%
          Regular savings                     11,940          3.03%         11,725         3.05%
          Time deposits
            Less than $100,000                51,039          5.23%         49,181         5.36%
            $100,000 and over                 10,770          5.37%         10,040         5.27%
                                                                          --------
          Total interest-bearing             109,921          4.33%        107,628         4.38%
                                             -------                       -------

     Total deposits                         $128,136                      $125,212
                                            --------                      --------



Short-term Borrowings

In the course of operations, due to fluctuations in loan and deposit levels, the Banks occasionally find it necessary to purchase federal funds on a short-term basis. The Banks maintain federal funds line arrangements with several regional banks, whereby they may collectively purchase funds totaling $15,277,000. The Company has been, and continues to be, a net provider of funds in the market place. Based on certain criteria and acceptable collateral, BOF and BSS may each borrow $6.5 million from the Federal Home Loan Bank. As of December 31, 1997, the Banks had no outstanding borrowings on these lines.

BOF offers overnight repurchase agreements to a commercial customer, which amounted to $309,000 at year-end 1997 and $229,000 at year-end 1996. Further information on short-term borrowings is contained in Note 10 to UCB's Financial Statements.



Capital Resources

The adequacy of the Banks' capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Banks' resources and consistent with regulatory requirement and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At the end of December 31, 1997 and 1996, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-one capital includes stockholders' equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 1997, on a consolidated basis UCB's total risk-based capital ratio was 21.11%, BOF's was 16.71% and BSS's was 27.80%, all of which were well above the regulatory minimum of 8.0%. As of December 31, 1996, the total risk-based capital ratio for UCB, BOF and BSS were 19.48%, 15.58% and 24.83%, respectively. Further information on capital adequacy for the Banks may be found in Note 7 of UCB's Financial Statements.



Liquidity

Liquidity represents an institution's ability to meet present and future financial obligations through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold and investments and loans maturing within one year. As a result of the

================================================================================
10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
Company's management of liquid assets, and the ability to generate liquidity through liability fundings, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet customers' credit needs.

Cash and cash equivalents totaled $17.2 million and $11.2 million for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, cash, securities classified as available for sale and federal funds sold were $59.0 million, 39.3% of total earning assets, compared to $57.2 million, 41.7% of total earning assets at December 31, 1996. Asset liquidity is also provided by managing both loan and securities maturities.

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



New Accounting Pronouncements

During June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130, Reporting Comprehensive Income. This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. As the Company's only known item of comprehensive income is the unrealized appreciation or depreciation on investment securities available-for-sale, management does not expect the application of this pronouncement to have a material impact on the Company's financial statements.

Additionally during June of 1997, SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, was issued. This pronouncement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operation segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 15, 1997. Management is currently assessing the impact of this statement on the Company's future disclosures.

SFAS No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits, revises disclosures regarding pension and other post retirement benefits and standardizes certain disclosure requirements regarding these items. This Statement is effective for fiscal years beginning after December 15, 1997. Management will assess the impact, if any, of this Statement on the Company's future disclosures.



Year 2000 Project

The Year 2000 technology problem presents risks to all corporations due to the potential failure of date related systems. United Community Bankshares and its subsidiaries have undertaken a variety of measures to ensure that hardware and software systems will be century date compliant. The Banks have established project plans, completed hardware and

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
software inventories and developed preliminary impact assessments. The Banks have initiated contacts with vendors for specific project compliance confirmation.

As a result of these efforts, the Company determined that replacement of BSS' core processing systems was required and either upgrade or replacement of BOF's computer system was also needed. Subsequent to year-end, the Company signed a contract with Jack Henry & Associates, Inc. to convert and consolidate the Company's core processing computer systems. As a result, several back office operations will be consolidated and both Banks will use the same computer system. Completion of the conversion is scheduled for the third quarter of 1998.

Testing of primary software applications will be conducted in conjunction with regularly scheduled testing and is not expect to result in material additional costs. The testing phase is expected to be completed by year-end 1998. In addition to efforts to ensure readiness of internal systems, the Banks have informed many retail and commercial customers of the need to address the Year 2000 issue. Based upon the results of the preliminary impact assessment and
information  provided  by  vendors,   management  believes  that  its  plan  for
determining century date compliance is adequate and that the Company will not incur significant incremental costs to achieve compliance.











================================================================================
12

                         REPORT OF INDEPENDENT AUDITORS
================================================================================

                            GOODMAN & COMPANY, L.L.P.
                          CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
United Community Bankshares, Inc.
Franklin, Virginia


We have audited the accompanying consolidated balance sheets of United Community Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/


One Commercial Place
Norfolk, Virginia
January 30, 1998




================================================================================
                                                                              13

                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------

                                     CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                          -----------------------------------------------
                                                                                 1997                   1996
                                                                          -------------------    -------------------
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                     $ 6,361,985            $ 7,262,129
     Federal funds sold                                                           10,813,898              3,889,538
                                                                          -------------------    -------------------
        Total cash and cash equivalents                                           17,175,883             11,151,667
Securities available for sale                                                     41,855,787             46,064,158
Securities held to maturity, at amortized cost
     (Fair value approximates $9,771,869 and $10,196,586
        at December 31, 1997 and 1996)                                             9,707,815             10,325,502
                                                                          -------------------    -------------------
        Total securities                                                          51,563,602             56,389,660
Loans, net of unearned income                                                     82,555,220             78,163,083
     Less: allowance for loan losses                                               1,105,901              1,209,365
                                                                          -------------------    -------------------
        Net loans                                                                 81,449,319             76,953,718
Premises and equipment, net                                                        1,923,248              1,975,687
Accrued interest                                                                   1,663,452              1,698,586
Intangibles, net                                                                     668,211                719,037
Other assets                                                                       1,508,536                989,284
                                                                          -------------------    -------------------
        Total assets                                                           $ 155,952,251          $ 149,877,639
                                                                          ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest-bearing demand                                                 $ 20,827,839           $ 20,292,314
     Interest-bearing                                                            112,676,628            109,533,322
                                                                          -------------------    -------------------
        Total deposits                                                           133,504,467            129,825,636
Short-term borrowings                                                                309,108                229,207
Deferred compensation                                                                122,846                188,802
Accrued interest payable                                                             426,502                400,069
Other liabilities                                                                    557,822                254,470
                                                                          -------------------    -------------------
        Total liabilities                                                        134,920,745            130,898,184
                                                                          -------------------    -------------------
Stockholders' equity
     Preferred stock, $1.00 par value; authorized 1,000,000 shares;
        none outstanding                                                                   -                      -
     Common stock, $1.00 par value; authorized 6,000,000 shares;
        issued and outstanding 1,829,209 shares in 1997 and 1996                   1,829,209              1,829,209
     Additional paid-in capital                                                    3,059,038              3,059,038
     Retained earnings                                                            15,412,800             13,749,417
     Net unrealized gains on securities available for sale, net of taxes
        of $376,306 in 1997 and $176,082 in 1996                                     730,459                341,791
                                                                          -------------------    -------------------
        Total stockholders' equity                                                21,031,506             18,979,455
                                                                          -------------------    -------------------
        Total liabilities and stockholders' equity                             $ 155,952,251          $ 149,877,639
                                                                          ===================    ===================




The notes to the consolidated financial statements are an intregal part of this statement.


================================================================================
14

                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                            ----------------------------------------
                                                                                  1997                  1996
                                                                            ------------------    ------------------
Interest income
     Interest and fees on loans                                                   $ 7,572,609           $ 6,925,331
     Interest on investment securities:
        Taxable                                                                     2,159,357             2,332,960
        Non-taxable                                                                   925,702               953,877
                                                                            ------------------    ------------------
                                                                                    3,085,059             3,286,837
     Interest on federal funds sold                                                   211,607               205,682
                                                                            ------------------    ------------------
        Total interest income                                                      10,869,275            10,417,850
Interest expense
     Interest on deposits                                                           4,750,375             4,706,435
     Interest on short-term borrowings                                                 58,078                42,538
                                                                            ------------------    ------------------
        Total interest expense                                                      4,808,453             4,748,973
                                                                            ------------------    ------------------
Net interest income                                                                 6,060,822             5,668,877
Provision for loan losses                                                             128,750               101,000
                                                                            ------------------    ------------------
Net interest income after provision for loan losses                                 5,932,072             5,567,877
Noninterest income
     Service charges and fees                                                         810,730               793,104
     Gain on sale of available-for-sale securities                                      3,935                12,734
     Other                                                                             49,744                71,557
                                                                            ------------------    ------------------
        Total noninterest income                                                      864,409               877,395
Noninterest expenses
     Salaries and employee benefits                                                 2,164,873             2,083,205
     Occupancy expenses                                                               283,817               264,257
     Depreciation and equipment maintenance                                           268,945               240,435
     FDIC insurance                                                                    14,762                 4,000
     Professional fees                                                                210,472               127,673
     Postage                                                                           99,487               103,403
     Merger related expenses                                                                -               189,758
     Other                                                                            830,338               913,455
                                                                            ------------------    ------------------
        Total noninterest expenses                                                  3,872,694             3,926,186
                                                                            ------------------    ------------------
Income before income taxes                                                          2,923,787             2,519,086
Income tax expense                                                                    693,349               596,181
                                                                            ------------------    ------------------
Net income                                                                        $ 2,230,438           $ 1,922,905
                                                                            ==================    ==================
Net income per share - basic and diluted                                               $ 1.22                $ 1.05






The notes to the consolidated financial statements are an intregal part of this statement.

================================================================================
                                                                              15

                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                    Net Unrealized
                                                             Additional                              Gain (Loss)
                                            Common            Paid-In             Retained          on Securities
                                            Stock             Capital             Earnings         Available for Sale    Total
                                       -----------------  -----------------  -------------------  -------------------- -------------
BALANCE - JANUARY 1, 1996                   $ 1,829,209        $ 3,062,580         $ 12,398,702           $ 462,778    $ 17,753,269

    Net income                                        -                  -            1,922,905                   -       1,922,905

    Cash dividends declared
       ($.31 per share)                               -                  -             (572,190)                  -        (572,190)

    Other                                             -             (3,542)                   -                   -          (3,542)

    Change in unrealized gains and
       losses on securities available
       for sale, net of tax of $62,319                -                  -                    -            (120,987)       (120,987)

                                       -----------------  -----------------  -------------------  ------------------  --------------
BALANCE - DECEMBER 31, 1996                   1,829,209          3,059,038           13,749,417             341,791      18,979,455

    Net income                                        -                  -            2,230,438                   -       2,230,438

    Cash dividends declared
       ($.31 per share)                               -                  -             (567,055)                  -        (567,055)

    Change in unrealized gains and
       losses on securities available
       for sale, net of tax of $200,224               -                  -                    -             388,668         388,668

                                       -----------------  -----------------  -------------------  ------------------  --------------
BALANCE - DECEMBER 31, 1997                 $ 1,829,209        $ 3,059,038         $ 15,412,800           $ 730,459    $ 21,031,506
                                       -----------------  -----------------  ------------------- -------------------  --------------




The notes to the consolidated financial statements are an intregal part of this statement.


================================================================================
16

                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                             -------------------------------------
                                                                                   1997                1996
                                                                             -----------------   -----------------

OPERATING ACTIVITIES:

    Net income                                                                    $ 2,230,438           1,922,905
    Adjustments to reconcile to net cash provided by operating activities:
        Provision for loan losses
                                                                                      128,750             101,000
        Depreciation and amortization
                                                                                      225,915             244,901
        Amortization of investment security premiums, net of discounts
                                                                                      (3,641)            (38,224)
        Net (gain) loss on sale of investment securities
                                                                                      (3,935)            (12,734)
        Gain on sale of premises and equipment
                                                                                        (250)                   -
        Changes in:
           Interest receivable
                                                                                       35,134            (79,982)
           Interest payable
                                                                                       26,433              16,855
           Other assets
                                                                                    (519,251)           (263,439)
           Deferred compensation and other liabilities
                                                                                       37,172            (84,631)
                                                                             -----------------   -----------------
        Net cash provided by operating activities
                                                                                    2,156,765           1,806,651
                                                                             -----------------   -----------------

INVESTING ACTIVITIES:
    Proceeds from maturities and sales of available-for-sale securities
                                                                                   11,022,921          11,751,723
    Purchases of available-for-sale securities                                     (6,215,528)        (10,812,561)
    Redemptions of held-to-maturity securities
                                                                                    1,252,000           2,634,900
    Purchases of held-to-maturity securities
                                                                                    (636,868)         (2,231,174)
    Loan originations, net of principal repayments                                (4,598,984)        (10,870,050)

    Purchases of premises and equipment
                                                                                    (148,017)           (119,028)
    Proceeds from sale of premises and equipment
                                                                                          250                   -
                                                                             -----------------   -----------------
        Net cash provided (used) by investing activities
                                                                                      675,774         (9,646,190)
                                                                             -----------------   -----------------

FINANCING ACTIVITIES:
    Net increase (decrease) in short-term borrowings
                                                                                       79,901           (106,995)
    Cash dividends paid
                                                                                    (567,055)           (572,190)
    Fractional share payout
                                                                                            -             (3,542)
    Net increase in noninterest bearing deposits
                                                                                      535,525           3,304,603
    Net increase in interest bearing deposits
                                                                                    3,143,306           2,306,814
                                                                             -----------------   -----------------
        Net cash provided by financing activities
                                                                                    3,191,677           4,928,690
                                                                             -----------------   -----------------
Increase (decrease) in cash and cash equivalents
                                                                                    6,024,216         (2,910,849)
Cash and cash equivalents at beginning of year
                                                                                   11,151,667          14,062,516
                                                                             -----------------   -----------------
Cash and cash equivalents at end of year                                       $   17,175,883      $   11,151,667
                                                                             =================   =================

Supplemental disclosures of cash flow information
 Cash paid for:
        Interest on deposits and other borrowings
                                                                               $    4,782,020      $    4,732,118
        Income taxes                                                           $      687,104      $      664,488




The notes to the consolidated financial statements are an intregal part of this statement.

================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
NOTE 1 -- ORGANIZATION AND BUSINESS COMBINATION
--------------------------------------------------------------------------------

On August 1, 1996, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), collectively referred to as the "Banks," became affiliated pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 25, 1996. The transaction contemplated by the Agreement created a holding company, United Community Bankshares, Inc. ("UCB"), which facilitated a share exchange transaction between UCB and each of the respective banks. The stockholders of BOF and BSS approved the Agreement at annual meetings held on June 27, 1996. After the share exchange, BOF and BSS became wholly owned subsidiaries of UCB and each shareholder of BOF and BSS became a shareholder of UCB. Under the terms of the Agreement, BOF and BSS shareholders received 4.806 and 3.0 shares, respectively, of UCB common stock for each share previously held. This resulted in the issuance of 1,829,209 share of UCB common stock. This combination was accounted for as a pooling of interests. In connection with this transaction, merger expenses totaling $189,758 were recognized in 1996. On June 30, 1996, BOF and BSS reported unaudited total assets of $82.2 million and $61.8 million, respectively, and unaudited stockholders' equity of $8.1 million and $9.7 million, respectively.

The following summarizes the separate historical results of operations for BOF and BSS for periods prior to the merger, during which time there were no intercompany transactions:


                                                          BOF                   BSS                  Combined
                                                    ----------------     ------------------     -------------------
Six months ended June 30, 1996:  (Unaudited)
  Net interest income                                 $   1,576,000        $     1,160,000         $     2,736,000
  Net income                                          $     601,000        $       403,000         $     1,004,000


The combined stockholders' equity remained relatively unchanged for December 31, 1995 to June 30, 1996. BOF stockholders' equity decreased to $8.1 million at June 30, 1996 from $8.2 million at December 31, 1995. BSS stockholders' equity increased to $9.7 million at June 30, 1996 from $9.6 million at December 31, 1995. Theses changes resulted primarily from: (1) $601,000 and $403,000 of net income for the BOF and BSS respectively during the six month period ended June 30, 1996; (2) a $495,000 and $219,000 increase in the net unrealized losses on securities available for sale, net of income taxes, for the respective banks; and (3) dividends paid of $209,000 and $107,000, for the respective banks, during the same period.

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



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


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


Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.


================================================================================
18

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
Securities
Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reflected at fair value, with unrealized gains and losses included in earnings. Neither UCB nor the Banks and their subsidiaries maintain securities classified as trading. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale. Available-for-sale securities are carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, if any, are included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity on held-to-maturity and available-for-sale securities. Other-than-temporary declines in the fair market value of individual held-to-maturity and available-for-sale securities result in write-downs of the individual securities to fair market value. Gains and losses are determined using the specific-identification method.

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

The Banks periodically evaluate the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Banks' historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, and charge-offs. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for losses on loans. Such agencies may require the Banks to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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


================================================================================
                                                                              19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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


Other Real Estate Owned
Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Banks receive physical possession of the debtor's assets. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, the fair value of the property is assessed and any excess of the loan balance over fair value is charged against the allowance for loan losses. Revenues and expenses related to the property, and subsequent adjustments to fair value less estimated costs to sell are classified as an expense for other real estate owned.


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


Intangible Assets

Intangible assets relate to the purchase of a branch by BOF in 1995 and are amortized over fifteen years using the straight-line method.


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


Earnings Per Common Share
The company adopted FASB Statement No. 128, Earnings per Share, on December 31, 1997. This Statement established standards for computing and presenting earnings per share ("EPS"). This Statement supersedes standards previously set in APB Opinion No. 15, Earnings per Share. The Statement requires dual presentation of basic and diluted EPS on the face of the income statement, and it requires a reconciliation of the numerator and denominator of the basic EPS with the numerator and denominator of the diluted EPS computation.

Basis EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if


================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

This statement is effective for financial statements issued for periods ending after December 15, 1997. In accordance with the requirements of the Statement, all prior period EPS data has been restated to reflect the change in accounting requirements.


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



NOTE 3 -- SECURITIES
--------------------------------------------------------------------------------

Securities at December 31, 1997 and 1996 are as follows:



                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized
                                                      Cost              Gains            Losses          Fair Value
                                                 ----------------   ---------------  ---------------   ----------------
Securities available for sale
    December 31, 1997
        U.S. Government and federal agencies        $ 17,201,900      $    115,511     $    145,713       $ 17,171,698
        State and local governments                   17,665,622           372,226            9,648         18,028,200

        Corporate debt securities                      3,780,313            29,070            2,778          3,806,605
       Mortgage-backed securities                      2,035,435             6,679            6,020          2,036,094
        Collateralized mortgage obligations               56,942                 -                3             56,939
        Equity securities                                 10,006           746,245                -            756,251
                                                 ----------------   ---------------  ---------------   ----------------
                                                    $ 40,750,218       $ 1,269,731     $    164,162       $ 41,855,787
                                                -----------------   ---------------  ---------------   ----------------

                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized
                                                      Cost              Gains            Losses          Fair Value
                                                 ----------------   ---------------  ---------------   ----------------
Securities available for sale
    December 31, 1996
        U.S. Government and federal agencies        $ 22,579,494       $    18,954     $    186,890       $ 22,411,558
        State and local governments                   17,078,633           182,000            4,585         17,256,048
        Corporate debt securities                      4,127,697             4,875                -          4,132,572
        Mortgage-backed securities                     1,634,498                 -           15,569          1,618,929
        Collateralized mortgage obligations              115,957                 -              246            115,711
        Equity securities                                 10,006           519,334                -            529,340

                                                 ----------------   ---------------  ---------------   ----------------
                                                    $ 45,546,285      $    725,163     $    207,290       $ 46,064,158

                                                -----------------   ---------------  ---------------   ----------------



================================================================================
                                                                              21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================






                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized
                                                      Cost              Gains            Losses          Fair Value
                                                 ----------------   ---------------  ---------------   ----------------
Securities Held to Maturity
    December 31, 1997
        U.S. federal agencies                      $   4,728,786      $          -      $    26,351      $   4,702,435
        State and local governments                    4,770,477            91,258            1,046          4,860,689
        Other                                            208,552               208               15            208,745
                                                 ----------------   ---------------  ---------------   ----------------
                                                   $   9,707,815      $     91,466      $    27,412      $   9,771,869
                                                 ================   ===============  ===============   ================

                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized
                                                      Cost              Gains            Losses          Fair Value
                                                 ----------------   ---------------  ---------------   ----------------
Securities Held to Maturity
    December 31, 1996
        U.S. federal agencies                      $   5,428,101      $         -       $  86,316        $   5,341,785
        State and local governments                    4,797,401                -          42,520            4,754,881
        Equity securities                                100,000                -              80               99,920
                                                 ----------------   ---------------    -----------       -------------
                                                    $ 10,325,502      $         -       $ 128,916        $  10,196,586
                                                 ---------------    -----------------  -----------       -------------

The amortized cost and fair value of securities by maturity date at December 31, 1997 are as follows:



                                          Securities held to maturity                 Securities available for sale
                                        ------------------------------------        ------------------------------------
                                           Amortized              Fair                 Amortized              Fair
                                              Cost               Value                    Cost               Value
                                        ----------------    ----------------        ----------------    ----------------
 Due in one year or less                $     1,499,558      $    1,496,859         $  4,658,505          $   4,660,993
 Due from one to five years                   4,432,344           4,441,152           19,240,964             19,284,185
 Due from five to ten years                   2,885,160           2,928,427           14,820,236             15,103,524
 Due after ten years                            890,753             905,431            2,020,507              2,050,834
                                        ----------------    ----------------        ----------------    ----------------
                                              9,707,815           9,771,869           40,740,212             41,099,536
 Equity securities                                    -                   -               10,006                756,251
                                        ----------------    ----------------        ----------------    ----------------
 Total                                   $    9,707,815      $    9,771,869         $  40,750,218         $  41,855,787
                                        ----------------    ----------------        ----------------    ----------------







At  December  31,  1997  and  1996,  approximately  $8,331,000  and  $6,374,000, respectively, of securities were pledged to secure deposits of the U.S. Government or the Commonwealth of Virginia. In addition, as of December 31, 1997 and 1996, approximately $983,000 and $966,000, respectively, of securities were pledged to secure two repurchase agreements.

================================================================================
22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
Gross realized gains and gross realized losses on available for sale securities were:



                                                     December 31,
                                          ----------------------------------
                                               1997               1996
                                          ---------------    ---------------
 Gross realized gains:
     U.S. government agencies                    $ 3,320           $ 21,379
     State and local governments                  15,570              3,753
     Corporate debt securities                         -              4,421
     Mortgage backed securities                    1,345                  -
     Equity securities                             1,980                  -
                                          ---------------    ---------------
                                                $ 22,215           $ 29,553
                                          ---------------    ---------------

 Gross realized losses:
     U.S. government agencies                   $ 17,805            $ 1,750
     State and local governments                       -              2,698
     Mortgage backed securities                      475             12,371
                                          ---------------    ---------------
                                                $ 18,280           $ 16,819
                                          ---------------    ---------------
 Net realized gains (losses)                     $ 3,935           $ 12,734
                                          ---------------    ---------------



NOTE 4 -- LOANS
--------------------------------------------------------------------------------

Loans consist of the following:

                                                         December 31,
                                                  ---------------------------
                                                     1997           1996
                                                  -----------    ------------
                                                    (Dollars in thousands)
 Commercial                                         $ 16,257        $ 14,273
 Agricultural                                          7,045           6,437
 Real estate construction                              2,537           2,304
 Real estate mortgage:
      Residential (1-4 family)                        20,758          20,868

      Home equity lines                                2,260           2,117
      Commercial                                      17,098          14,164

      Agricultural                                     2,485           2,894
                                                  -----------    ------------
         Real estate subtotal                         45,138          42,347
                                                  -----------    ------------
 Loans to individuals:
      Consumer and installment loans                  13,842          14,881

      Credit card and related plans                      329             277
                                                  -----------    ------------
         Loans to individuals subtotal                14,171          15,158
                                                  -----------    ------------
         Total gross loans                            82,611         78,215

 Less:
         Allowance for loan losses                    1,106           1,209
         Deferred loan fees                              56              52
                                                  -----------    ------------
         Total net loans                            $ 81,449        $ 76,954
                                                  -----------    ------------



Loans on which the accrual of interest has been discontinued amount to $180,181 and $182,060 at December 31, 1997 and 1996, respectively. Impaired loans at December 31, 1997 and 1996 were not significant.


================================================================================
                                                                              23

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
A summary of the activity in the allowance for loan losses account is as follows:



                                              Year Ended December 31,
                                       ---------------------------------------
                                             1997                 1996
                                       -----------------    ------------------
Balance, beginning of year              $     1,209,365        $    1,250,474
Provisions charged to operations                128,750               101,000
Loans charged-off                              (333,099)             (254,546)
Recoveries                                      100,885               112,437
                                       -----------------    ------------------
Balance, end of year                    $     1,105,901        $    1,209,365
                                       -----------------    ------------------



NOTE 5 -- PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

Premises and equipment consist of the following:




                                                            December 31,
                                                 ------------------------------------
                                                      1997                1996
                                                 ---------------    -----------------
Land                                               $    393,238       $  393,238
Buildings and improvements                            1,962,308        1,951,271
Leasehold improvements                                  104,066          100,515
Equipment, furniture and fixtures                     2,153,864        2,022,125
                                                 ---------------    -----------------
                                                      4,613,476        4,467,149
Less accumulated depreciation                         2,690,228        2,491,462
                                                 ---------------    -----------------

Premises and equipment, net                         $ 1,923,248       $1,975,687
                                                 ===============    =================






Depreciation charged to operating expense for the years ended December 31, 1997 and 1996 was $209,349 and $204,397, respectively.



NOTE 6 -- DEPOSITS
--------------------------------------------------------------------------------

Interest-bearing deposits consist of the following:


                                                                December 31,
                                              -------------------------------------------------
                                                      1997                      1996
                                              ---------------------    ------------------------

NOW accounts                                    $       17,574,538         $        17,368,673
Money market accounts                                   19,364,840                  20,553,509
Savings accounts                                        11,975,470                  11,629,507
Certificates of deposit $100,000 and over               11,959,660                  10,224,208
Other time deposits                                     51,802,120                  49,757,425
                                               -------------------     -----------------------

Total interest-bearing deposits                 $      112,676,628         $       109,533,322
                                               --------------------    ------------------------


At December 31, 1997, the scheduled maturities of time deposits with remaining maturities in excess of one year are as follows:

                             (Dollars in Thousands)

               Year Maturing                 Amount
               -------------                 ------
                    1999                     $9,015
                    2000                      5,163
                    2001                      1,368
                    2002                      2,772
                    2003 and thereafter           6

================================================================================
24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The following table summarizes the maturities of certificates of deposit with a minimum denomination of $100,000.

                             (Dollars in Thousands)

                              Within      Three     Six to     Over
                              Three       to Six    Twelve     Twelve
                              Months      Months    Months     Months   Total
                              ------      ------    ------     ------   -----

     At December 31, 1997     $ 3,222     $2,123    $3,755     $ 2,860   $11,960



NOTE 7 -- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized both Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage rations as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

The Banks' actual capital amounts and ratios are also presented in the table.






                                                                                      For Capital
                                                         Actual                    Adequacy Purposes
                                                 ------------------------    -------------------------------
                                                   Amount       Ratio            Amount           Ratio
                                                 ------------ -----------    ----------------  -------------
As of December 31, 1997:                                            (Dollars in Thousands)
     Total Capital (to Risk Weighted Assets):
        Consolidated                                $ 20,457     21.11%       >/=$7,752        >/=8.00%
        The Bank of Franklin                        $  9,761     16.71%       >/=$4,674        >/=8.00%
        The Bank of Sussex and Surry                $ 10,696     27.80%       >/=$3,078        >/=8.00%


     Tier I Capital (to Risk Weighted Assets):
        Consolidated                                $ 19,351     19.97%       >/=$3,876        >/=4.00%
        The Bank of Franklin                        $  9,081     15.54%       >/=$2,337        >/=4.00%
        The Bank of Sussex and Surry                $ 10,270     26.69%       >/=$1,539        >/=4.00%


     Tier I Capital (to Average Assets):
        Consolidated                                $ 19,351     12.69%       >/=$6,101        >/=4.00%
        The Bank of Franklin                        $  9,081     10.35%       >/=$3,508        >/=4.00%
        The Bank of Sussex and Surry                $ 10,270     15.84%       >/=$2,593        >/=4.00%


                                                                                 To Be Well
                                                                              Capitalized Under
                                                                              Prompt Corrective
                                                                              Action Provisions
                                                                      ----------------------------------
                                                                           Amount            Ratio
                                                                      -----------------  ---------------

     Total Capital (to Risk Weighted Assets):
        Consolidated                                                    >/= $  N/A
        The Bank of Franklin                                            >/= $ 5,843       >/=10.00%
        The Bank of Sussex and Surry                                    >/= $ 3,848       >/=10.00%


     Tier I Capital (to Risk Weighted Assets):
        Consolidated                                                    >/= $  N/A
        The Bank of Franklin                                            >/= $3,506        >/=6.00%
        The Bank of Sussex and Surry                                    >/= $2,309        >/=6.00%


     Tier I Capital (to Average Assets):
        Consolidated                                                    >/= $  N/A
        The Bank of Franklin                                            >/= $4,385         >/=5.00%
        The Bank of Sussex and Surry                                    >/= $3,241         >/=5.00%




================================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==========================================================================

NOTE 8 -- INCOME TAXES
--------------------------------------------------------------------------

The principal components of income tax expense are as follows:





                                                Year Ended December 31,
                                               --------------------------
                                                  1997           1996
                                               ------------   -----------
 Federal income tax expense - current          $  652,648    $   639,110
 Deferred federal income tax expense (benefit)
 related to temporary differences in reporting     40,701        (42,929)
                                               ------------    -----------
 Income tax expense                            $  693,349    $    596,181
                                               -------------   -----------

Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:




                                                           Year Ended December 31,
                                                          --------------------------------
                                                              1997              1996
                                                          --------------    --------------
 Federal income tax expense at statutory rate               $   994,088       $   856,489
 Tax effect of:
      Tax exempt interest                                     (309,931)         (320,227)
      Merger fees                                                    -            64,518
      Other                                                       9,192           (4,599)
                                                          --------------    --------------
 Income tax expense                                         $   693,349       $   596,181
                                                          --------------    --------------



The Banks have the following deferred tax assets and liabilities:



                                                                      December 31,
                                                           ---------------------------------
                                                                1997              1996
                                                           ---------------   ---------------
 Deferred tax assets:
      Deferred compensation                                  $     41,768      $     64,194
      Accrued employee benefits                                     3,039             5,085
      Interest on nonaccrual loans                                 15,835            29,427
                                                           ---------------   ---------------
         Total deferred tax asset                                  60,642            98,706
                                                           ---------------   ---------------

 Deferred tax liabilities:
      Premises and equipment                                       30,212            38,226
      Allowance for loan losses                                    96,151            89,411
      Net unrealized gains on available-for-sale                  376,300           176,082
     securities
      Discount accretion on sale of securities                     16,675            10,901
      Deferred fees                                                 5,430             7,954
      Pension expense                                                 661                 -
                                                           ---------------   ---------------
         Total deferred tax liabilities                           525,429           322,574
                                                           ---------------   ---------------
 Net deferred tax liability                                   $   464,787       $   223,868
                                                           ===============   ===============






NOTE 9 -- RETIREMENT PLANS
--------------------------------------------------------------------------------


United Community Bankshares
Effective January 1, 1998, the Company adopted a defined contribution plan with 401(K) features, which covers substantially all employees of the Company and its subsidiary Banks who have completed one year of service. Vesting in the plan begins with the second year of participation and increases annually by 20% until full vesting occurs after six years.

================================================================================
26

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Employees may contribute up to 15% of their salaries, and the Company matches 50% of the first 6% of employee contributions. Additional contributions can be made by the Company at the discretion of the Board of Directors. Prior to the formation of this plan, each of the Company's subsidiary Banks had qualified retirement plans for the future benefit of their employees. All of these plans were terminated on December 31, 1997. The details of each Bank's plan are detailed below.


The Bank of Franklin
The Bank had a profit-sharing plan for all eligible officers and employees. Requirements for eligibility to participate include reaching the age of 21 and one year of service. Vesting in the plan began in the second year of participation and increased annually by 20% until fully vested after six years. Employer contributions were determined annually and calculated based on the participant's annual compensation. The amounts contributed to the plan were $31,250 and $28,000 for 1997 and 1996, respectively.


The Bank of Sussex and Surry
The Bank sponsored a non-contributory defined benefit plan for all employees. Pension benefits vested after five years of service and are based on year of service and average final salary. The Bank's funding policy was to make the minimal annual contribution that was required by applicable regulation, plus such amounts as the Bank determined was appropriate from time to time.

The amount charged to expense for the Bank's pension plan totaled $59,363 and $59,792 for the years ended December 31, 1997 and 1996, respectively. The components of the pension cost charged to expense consisted of the following:



                                                                              1997              1996
                                                                          --------------    --------------
Service cost                                                               $  50,276        $   50,276
Interest cost on projected benefit obligation                                 42,845            42,845
Expected return on plan assets                                               (35,564)          (35,564)
Net amortization and deferral                                                  1,806             2,235
                                                                          ----------        -----------
                                                                           $  59,363        $   59,792
                                                                          ----------        -----------



The following table sets forth the plan's funded status, as of the most recent actuarial valuation date, October 1, 1997, and the amount recognized in the Bank's consolidated financial statements as of December 31:

                                                                              1997              1996
                                                                          --------------    --------------
Actuarial present value of benefit obligations:
   Vested benefits                                                          $   524,491       $   419,584
                                                                          ==============    ==============

   Accumulated benefits                                                     $   536,180       $   425,327
                                                                          ==============    ==============

Projected benefit obligation                                                $ (803,401)       $ (614,540)
Plan assets at fair value                                                      688,614           510,525
                                                                          --------------    --------------
Projected benefit obligation in excess of plan assets                          (114,787)         (104,015)
Unrecognized prior service costs                                                (57,402)          (60,990)
Unrecognized net loss                                                            27,958            14,951
Remaining unrecognized net obligation from the beginning of the year             84,326            89,720
                                                                          --------------    --------------
Liability on the balance sheet                                             $   (59,905)      $   (60,334)
                                                                          --------------    --------------



The weighted-average discount rate used in determining the actuarial present value of the benefit obligations was 7% at December 31, 1997 and 1996. The expected long-term rate of return on plan assets was 7% at December 31, 1997 and 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations was 6% at December 31, 1997 and 1996.

Plan assets at December 31, 1997 consist of an investment in a stock mutual fund, and in money market, equity, fixed income and balanced funds offered by the Virginia Bankers Association Pension Investment Program.



================================================================================
                                                                              27

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=============================================================================


NOTE 10 -- FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWED FUNDS
--------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other borrowed funds consist of term federal funds purchased and advances from the Federal Home Loan Bank ("FHLB") of Atlanta and generally are repaid within one to 120 days from the transaction date.

Information concerning securities sold under agreements to repurchase and FHLB advances is summarized as follows:

                                                  1997            1996
                                                  -----           ----

Securities Sold Under Agreements to Repurchase:
     Average balance during the year             $ 308,777      $ 376,564
     Average interest rate during the year            4.17%          4.23%
     Maximum month end balance during the year   $ 554,656      $ 750,678


Federal Home Loan Bank Advances:
     Average balance during the year            $  225,753     $  372,951
     Average interest rate during the year            5.78%          5.71%
     Maximum month end balance during the year  $2,500,000     $1,500,000

Federal Funds Purchased:
     Average balance during the year            $  560,413     $  109,888
     Average interest rate during the year            5.73%          4.81%
     Maximum month end balance during the year  $1,748,000     $1,469,000



NOTE 11 -- COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

BOF leases one of its branches with an operating lease. The lease term is for one year and expires in February 1998, with an option to extend the lease for one twelve month period. The minimum lease payments for 1998 are $12,000. Total lease expense was $12,000 for 1997 and 1996.

BOF is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. As such, the Bank may borrow funds based on criteria established by the FHLB. As of December 31, 1997, BOF could borrow approximately $6,500,000, if collateral acceptable to the FHLB was provided. In addition, federal funds arrangements with other institutions provide an additional $9,277,000 of short-term borrowing capacity. The Bank had not drawn on these lines of credit at December 31, 1997.

BSS became a member of the FHLB in 1997. As of December 31, 1997, the Bank could borrow approximately $6,500,000, if collateral acceptable to the FHLB was provided. In addition, BSS has federal funds arrangements with two institutions which provide $6,000,000 of short-term borrowing capacity. At December 31, 1997, BSS did not have an outstanding balance on these lines of credit.

The Banks are subject to claims and lawsuits that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Banks in connection with such claims and lawsuits, it is the opinion of management that only one such lawsuit could have a material adverse effect on the financial position of the Banks. This suit is described below. The only other litigation in which UCB and its subsidiaries, BOF and BSS, are involved are collection suits involving delinquent loan accounts.

Fidelity National Title Insurance Company of New York, successor by merger to Security Title and Guaranty Company (the "Title Company"), filed suit against the Bank of Sussex and Surry in November, 1997. The Title Company issued a title insurance policy in favor of the BSS (the "Title Policy") insuring that the Bank had a first priority deed of trust lien on a one-quarter interest in certain real property located in Isle of Wight County, Virginia (the "Isle of Wight Property"). The Circuit Court for Isle of Wight entered a Final Decree on March 6, 1996 that Farmers Bank, Windsor had a first priority deed of trust lien on that one-quarter interest in the Isle of Wight Property and that BSS had a second priority deed of trust lien on that same one-quarter interest.

================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The Title Company seeks the following relief: (i) a declaratory judgment that the first priority deed of trust lien in favor of Farmers Bank, Windsor on the one-quarter interest Isle of Wight Property be excluded from coverage under the Title Policy, (ii) that the Title Policy be reformed to exclude the Farmers Bank, Windsor deed of trust from coverage under the Title Policy and
(iii) that the Title Company be reimbursed for its costs and attorneys' fees.

BSS intends to vigorously defend this suit. At this time, the Bank's legal counsel is unable to express any view as to the possible outcome of this matter. Counsel notes, however, that if this matter is resolved in a manner adverse to the interests of the Bank, the amount of any loss that will be sustained by BSS will not be more than the approximately $75,000 expended by the Title Company for costs and attorneys' fees.



NOTE 12 -- RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Banks have loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $4,002,000 and $4,956,000 at December 31, 1997 and 1996, respectively. A summary of related party loan activity during 1997 is as follows:



Balance, December 31, 1996                               $    1,534,918
Originations - 1997                                           1,461,723
Repayments - 1997                                              (744,037)
Net change due to changes in Board membership                   (23,072)
                                                       -----------------
Balance, December 31, 1997                               $    2,229,532
                                                       =================


In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. Commitments to extend credit to related parties amounted to $597,919 and $910,416 at December 31, 1997 and 1996, respectively.

In the ordinary course of business, the Banks have engaged in certain transactions with different directors' firms to provide legal, insurance and real estate brokerage services.



NOTE 13 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

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

The  following  table   summarizes  the  Banks'   off-balance   sheet  financial
instruments as of December 31, 1997 and 1996. The Banks do not use these financial instruments for trading purposes.



                                                                              Contract or Notional Amount
                                                                        --------------------------------
                                                                            1997              1996
                                                                        --------------    --------------
                                                                            (Dollars in Thousands)
 Financial instruments whose contract amounts represent
   credit risk:
 Commitments to extend credit:
         Commercial                                                      $      7,068        $   10,071
         Commercial real estate, construction and land development              2,603             1,512
         Residential real estate                                                1,414             1,253
         Consumer                                                               1,047               976
                                                                        --------------    --------------
                                                                         $     12,132        $   13,812
                                                                        --------------    --------------
      Standby letters of credit                                          $        133        $      165
      Commercial and similar letters of credit                           $        750        $      975





================================================================================
                                                                              29

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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


Commitments to Extend Credit
Commitments to extend credit are arrangements to lend to a customer, as long as there is no violation of any condition established in the contract, and includes unutilized credit card lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The majority of commitments to extend credit have terms up to one year, and contracted interest rates in the range from 7.50% to 11.50%, except for consumer loans. Of the total commitments and letters of credit, approximately $2.9 million had fixed rates of interest and $10.1 million had variable interest rates. Management evaluates each customer's creditworthiness in determining the amount of collateral to obtain. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and real estate.


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


Concentration of Credit Risk
Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Banks do not have significant exposure to any individual customer or counterparty. The major concentrations of credit risk for the Banks arise by customer loan type in relation to loans and credit commitments, as shown in the table above. A geographic concentration arises because the Banks operate primarily in western Tidewater, Virginia.

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



NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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



================================================================================
30

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

     Loans: For loans with short-term and variable rate characteristics, the total receivables outstanding approximate fair value. This amount excludes any value related to account relationships. The fair value of other types of loans is estimated by discounting future cash flows, using the contractual rates in effect for such loans at the reporting date and adjusting for credit risk and operating costs.

     Interest receivable and Interest payable: The carrying amount approximates fair value.

     Non-interest-bearing deposits: The fair value of these instruments is the amount payable on demand at the reporting date.

     Interest-bearing deposits: The fair value of demand deposits, saving accounts and money market deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be made. This amount excludes any value related to account relationships.

     Commitments to extend credit and standby and commercial  letters of credit:
     It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit, and guarantees written, due to the lack of cost-effective and reliable measurement methods for these instruments.

The estimated fair values of the Banks' financial instruments required to be disclosed under FASB 107 at December 31, 1997 are as follows:



                                                                1997                   1996
                                                    ----------------------------  --------------------------

                                                       Carrying        Fair           Carrying        Fair
                                                         Value         Value            Value         Value
                                                    -------------  -------------  -------------  -----------
                                                    (Dollars in thousands)
     Assets
          Cash and due from banks                      $   6,362     $   6,362      $   7,262      $   7,262
          Federal funds sold                              10,814        10,814          3,890          3,890
          Investment securities                           51,564        51,628         56,390         56,261
          Loans                                           81,449        81,457         76,954         77,789

          Interest receivable                              1,663         1,663          1,699          1,699
                                                       ---------    ----------      ---------      ---------
                                                       $ 151,852     $ 151,924      $ 146,195      $ 146,901
                                                       =========    ==========      =========      =========

     Liabilities
          Non-interest bearing deposits                $  20,829     $  20,829      $  20,292      $  20,292
          Interest bearing deposits                      112,677       111,735        109,533        109,794
          Short-term borrowings                              309           309            229            229

          Interest payable                                   427           427            399            399
                                                       ---------     ---------      ---------      ---------
                                                       $ 134,242     $ 133,300      $ 130,453      $ 130,714
                                                       =========     =========      =========      =========


===============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================


NOTE 15 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                        1997             1996
                                                                    -----------      -----------
     Net income (Numerator, Basic and Diluted)                      $ 2,230,438      $ 1,922,905

     Weighted-average shares outstanding (Denominator)                1,829,209        1,829,209
                                                                    -----------      -----------
          Basic net income per share                                $      1.22      $      1.05
                                                                    ===========      ===========
     Effect of dilutive securities:

     Weighted-average shares outstanding                              1,829,209        1,829,209
     Effect of stock options                                              4,407                -
                                                                    -----------      -----------
     Diluted average shares outstanding (Denominator)                 1,833,616        1,829,209
                                                                    -----------      -----------
          Diluted net income per share                              $      1.22      $      1.05
                                                                    ===========      ===========


NOTE 16 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for UCB should be read in conjunction with the consolidated financial statements and notes thereto.

                                  CONDENSED STATEMENT TO FINANCIAL CONDITION

                                                                             December 31,
                                                                    ----------------------------
                                                                        1997             1996
                                                                    -----------      -----------
     ASSETS
          Cash                                                      $    33,587      $       509
          Premises and equipment, net                                    63,115                -
          Equity in net assets of the Banks                          20,749,007       18,990,510
          Other assets                                                  185,797                -
                                                                    -----------      -----------
                                                                    $21,031,506      $18,991,019
                                                                    ===========      ===========

     LIABILITIES                                                    $         -      $       509
     STOCKHOLDERS' EQUITY                                            21,031,506       18,990,510
                                                                    -----------      -----------
                                                                    $21,031,506      $18,991,019
                                                                    -----------      -----------


                                      CONDENSED STATEMENT OF OPERATIONS

                                                                       Year Ended December 31,
                                                                   -----------------------------
                                                                        1997            1996
                                                                   ------------     ------------
          Equity in earnings of the Banks                          $  2,230,171     $  1,922,905
          Other income                                                  152,874            9,000
                                                                   ------------     ------------
               Total noninterest income                               2,383,045     $  1,931,905
          Other expenses                                               (151,503)          (9,000)
                                                                   ------------     ------------
          Income before income taxes                                  2,231,542        1,922,905
          Income tax expense                                              1,104                -
                                                                   ------------     ------------
          Net income                                               $  2,230,438     $  1,922,905
                                                                   ------------     ------------


                                      CONDENSED STATEMENT OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                               1997                1996
                                                                         -----------------    ----------------
 Cash flows from operating activities:
      Net income                                                          $    2,230,438    $      1,922,905
      Adjustments to reconcile to net cash provided by
        operating activities:
        Equity in earnings of the Banks                                       (2,230,171)         (1,922,905)
        Depreciation                                                               4,304                   -
        Changes in:
            Other assets                                                         (85,797)                  -
            Other liabilities                                                       (509)                 509
                                                                         -----------------    ----------------
         Net cash provided by operating activities                        $      (81,735)   $             509
                                                                         -----------------    ----------------

 Cash flows from investing activities:
      Dividends received from the Banks                                          849,287              572,190
      Purchases of premises and equipment                                        (67,419)                   -
      Purchases of investment                                                   (100,000)                   -
                                                                         -----------------    ----------------
         Net cash used by investing activities                                   681,868             572,190
                                                                         -----------------    ----------------

 Cash flows from financing activities:
      Cash dividends paid                                                       (567,055)           (572,190)
                                                                         -----------------    ----------------
         Net cash used for financial activities                                 (567,055)           (572,190)
                                                                         -----------------    ----------------
 Net increase in cash and cash equivalents                                        33,078                 509

 Cash and cash equivalents at beginning of period                                    509                   -
                                                                         =================    ================
 Cash and cash equivalents at end of period                               $       33,587    $            509
                                                                         =================    ================





Certain restrictions exist regarding the ability of the Banks to transfer funds to UCB in the form of cash dividends, loans or advances. The prior approval of the Board of Governors of the Federal Reserve is required, if the total dividends declared in any calendar year will exceed the sum of thr respective net profits, as defined, for the current year, plus retained net profits for the previous two years. As of Decemeber 31, 1997, dividends from BOF and BSS were limited to approximately $2,388,000 and $1,636,000, respectively, under these regulations. Under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in-capital.

===============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


NOTE 17-STOCK COMPENSATION PLANS
================================================================================

At Decemebr 31, 1997, the Company has fixed stock compensation plans for certain key employees. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plans. Accordingly, no compensation cost was recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123. ACCOUNTING FOR STOCK-BASED COMPENSATION, requires certain proforma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

All options have ten year terms, vest and become fully exercisable in six months. The option price equals or exceeds the market price of the stock as of the date the option was granted. The following is a summary of the Company's stock option plan activity, and related information for the years ended December 31, 1997 and 1996.

                                                              1997                              1996
                                                -------------------------------    ------------------------------
                                                               Weighted Average                  Weighted Average
                                                 Options        Exercise Price       Options      Exercise Price
                                                -----------    ----------------    -----------   ----------------

     Outstanding - Beginning of year                      -      $           -               -     $           -
     Granted                                         31,667              10.33               -                 -
     Exercised                                            -                  -               -                 -
     Forfeited                                            -                  -               -                 -
                                                -----------    ---------------     -----------     -------------
     Outstanding - End of year                       31,667      $       10.33               -      $          -
                                                ===========    ===============     ===========     =============
     Exercisable - End of year                        1,167      $       10.33               -      $          -
                                                ===========    ===============     ===========     =============



NOTE 18 - SUBSEQUENT EVENT

On January 24, 1998, the declaration date, the Board of Directors approved the payment of a semi-annual cash divident of $.17 per share for shareholders of record on February 27, 2998. The dividend, totaling $310,966, is payable on March 31, 1998.

===============================================================================

                             DIRECTORS AND OFFICERS
===============================================================================




   UNITED COMMUNITY              THE BANK OF             THE BANK OF
     BANKSHARES, INC               FRANKLIN              SUSSEX AND SURRY

  BOARD OF DIRECTORS          BOARD OF DIRECTORS        BOARD OF DIRECTORS
---------------------         ------------------        ------------------
J. Russell West               Harvey G. Pope            Jack P. Bain
     Chairman                      Chairman                  Chairman

Harvey G. Pope                Hunter Darden, Jr.         L.A. Brantley
     Vice Chairman                 Vice Chairman             Vice Chairman

Jack P. Bain                  Charles F. Kingery        J. Phillip Bain, Jr.

J. Phillip Bain, Jr.           James H. Lee, III         Jack Beale

D. Eugene Brittle             Wenifred O. Pearce        D. Eugene Brittle

Hunter Darden, Jr.            Durwood V. Scott          Gurney B. Cowling, Jr.

Gregor O. Huber               Marion G. Smith           A. Meredith Felts

Wenifred O. Pearce            J.D. Spivey               Gregor O. Huber

J.D. Spivey                   F. Bruce Stewart          William B. Savedge

F. Bruce Stewart              Larry W. Whitley          J. Russell West

                              Wesley F. Wills

Officers                      Officers                  Officers
--------                      --------                  --------
Wenifred O. Pearce            Wenifred O. Pearce        D. Eugene Brittle
 President &                  President &               President &
 Chief Executive Officer      Chief Executive Officer   Chief Executive Officer

D. Eugene Brittle             Wayne C. Carruthers, CPA  Douglas A. Chessom
 Executive Vice President &   Senior Vice President     Vice President & Cashier
 Chief Opreating Officer

Wayne C. Carruthers, CPA      Kyle R. Purvis, Jr.      H. Massey Joyner
 Chief Financial Officer      Senior Vice President    Vice President &
                                                       Branch Manager

David A. Patterson, CPA       James H. O'Berry         Jacquelin H. Scarborough
Internal Auditor              Vice President            Assistant Vice President



                               Katherine B. Perry       James M. Seay, III
                               Vice President           Assistant Vice President
                                                        & Branch Manager

                               G. Ronald West           Faye E. Whitmore
                               Assistant Vice President Assistant Vice President

                               Kendall L. Edwards       John C. Beahm
                               Commercial Loan Officer  Assistant Cashier
                               & Branch Manager
                                                        Wilma Bishop
                                                        Assistant Cashier



===============================================================================
36

                            STOCKHOLDER INFORMATION
===============================================================================-

Corporate Headquarters                       Investor Relations
United Community Bankshares, Inc.            United Community Bankshares' Annual
100 East Fourth Avenue                       Report, Form 10-KSB, and other
P.O. Box 594                                 corporate publications are
Franklin, Virgina 23851                      available to shareholders on
(757) 562-5184                               request, without charge, by
                                             writing.

                                             Wayne C. Carruthers, CPA
                                             Chief Financial Officer
                                             United Community Bankshares, Inc.
Annual Meeting                               P.O. Box 594
The Annual Meeting of Stockholders will      Franklin, Virginia 23851
be held at 10:00 a.m. on Thursday, May       (757) 562-5184
28, 1998 at the Main Street Eatery, Second
Floor, 119 North Main Street, Franklin,
Virginia.  All shareholders are cordially
invited to attend.                           Independent Auditors
                                             Goodman & Company, L.L.P
Common Stock                                 One Commercial Place, Suite 800
United Community Bankshares, Inc makes a     Norfolk, Virginia 23510
market in its common stock through three
brokers: Davenport & Co. of Virginia, Inc;
Scott & Stringfellow, Inc.; and Wheat First  Transfer Agent
Union.  UCB's common stock is quoted on the  The Bank of Franklin serves as
OTC Bulletin Board where our symbol is UCMB. UCB;s transfer agent. Shareholders requiring information on stock
High and low sale prices of UCB common       transfer requirements, lost
stock are set forth in the following table.  certificates, dividends and other
Quoted sales prices through December 17,    stockholder matters should contact:
1996 were from UCB records, while sales
prices after this date are from the three      Stockholder Relations
aforementioned brokers.  UCB common stock      United Community Bankshares, Inc.
is thinly traded, therefore, the volume        c/o The Bank of Franklin
of trading has been insufficient to            P.O. Box 594
establish a meaningful market price.           Franklin, Virginia 23851
                                               (757) 562-5184
                                               (800) 343-8241

1997                High      Low       Dividend

  4th Quarter      $14.00    $12.50
  3rd Quarter      $13.375   $12.00    $0.16
  2nd Quarter      $13.00    $11.50
  1st Quarter      $12.50    $10.25    $0.15

1996

  4th Quarter
  Dec. 17-Dec. 31  $11.00    $11.00
  Oct 1-Dec. 16    $12.00    $10.00

3rd Quarter    No trades No trades $0.14

On January 24, 1998, the Board of Directors declared a cash dividend of $.17 per common share, to shareholders of record on February 27, 1998, payable on March 31, 1998.

===============================================================================

                             BANK OFFICE LOCATIONS
===============================================================================

The Bank Of Franklin                              The Bank of Sussex and Surry

Main Office                                       Wakefield Office
100 East Fourth Avenue                            205 Railroad Avenue
P.O. Box 594                                      P.O. Box 10
Franklin, Virginia 23851                          Wakefield, Virginia  23888
(757) 562-5184                                    (757) 899-2501

College Drive Office                              Ivor Office
201 College Drive                                 8314 Main Street
Franklin, Virginia 23851                          P.O. Box 287
(757) 562-3441                                    Ivor, Virginia 23866
                                                  (757) 859-6211

Courtland Office                                  Surry Office
Shands Shopping Center                            270 Colonial Trail East
22736 Main Street                                 P.O. Box 208
Courtland, Virginia 23837                         Surry, Virginia 23883
(757) 653-2833                                    (757)294-3200

Newsoms Office
22334 General Thomas Highway
Newsoms, Virginia 23874
(757) 654-6210

Holland Office
6617 Holland Road
Suffolk, Virginia 23437
(757) 657-6455

===============================================================================

                SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
===============================================================================
               United Community Bankshares, Inc. and Subsidiaries
                 (Dollars in thousands, except per share data)






                                          1997           1996           Change
                                       -----------      ---------     -----------
Financial Condition
  Total assets                      $    155,888     $  149,878             4.0%
  Loans, net                              81,383         76,954             5.8%
  Allowance for loan
       losses                              1,106     $    1,209           (8.5)%
  Federal funds sold                      10,814          3,890           178.0%
  Investment securities                   51,564         56,390           (8.6)%
  Total deposits                         133,439        129,826             2.8%
  Stockholders' equity                    21,032         18,979            10.8%

Results of Operations
  Interest income                   $     10,869     $   10,418             4.3%
  Interest expense                         4,808          4,749             1.2%
  Net interest income                      6,061          5,669             6.9%
  Provision for loan losses                  129            101            27.7%
  Income before income losses              2,924          2,519            16.1%
  Net income                               2,230          1,923            16.0%

Per Share Data
  Basic net income                  $       1.22      $    1.05            16.2%
  Diluted net income                        1.22           1.05            16.2%
  Cash dividends declared                   0.31           0.31             0.0%
  Book value at year-end                   11.50          10.38            10.8%

Ratios
  Return on average assets (ROA)           1.49%          1.33%
  Return on average equity (ROE)          11.31%         10.68%
  Ratio of average equity to average
   assets                                 13.15%         12.43%
  Total loans to deposits                 61.82%         60.22%
  Dividend payout ratio                   25.42%         29.76%

Other Data
  Basic weighted average shares
   outstanding                          1,829,209     1,829,209
  Diluted weighted average shares
   outstanding                          1,833,616     1,829,209

===============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================








==========================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED COMMUNITY BANKSHARES, INC.

By: /s/
   ----------------------------------
Wenifred O. Pearce
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/                                                          /s/
___________________________         Date: April 15, 1998    ------------------------ Date: April 15, 1998

Wenifred O. Pearce                                          J.P.Bain
President, Chief Executive Officer                            Director
and Director (Principal Executive Officer)

/s/                                                         /s/
___________________________         Date: April 15, 1998    ------------------------ Date: April 15, 1998

Wayne C. Carruthers                                         J.Philip Bain, Jr.
Chief Financial Officer                                     Director
(Principal Financial Officer)

 /s/                                                        /s/
___________________________         Date: April 15, 1998   -------------------------- Date: April 15, 1998

D. Eugene Brittle                                                 Hunter Darden, Jr.
Executive Vice President, Chief                                     Director
Operating Officer and Director

/s/                                                      /s/
___________________________         Date: April 15, 1998  -------------------------- Date: April 15, 1998

J. Russell West                                              G.O Huber
Chairman of the Board                                        Director


/s/                                                        /s/
___________________________         Date: April 15, 1998  ------------------------- Date: April 15, 1998

Harvey Pope                                                  J.D Spivey
Vice Chairman of the Board                                    Director


/s/
___________________________         Date: April 15, 1998
F. Bruce Stewart
Secretary and Director
