Form 10-Q
period 1998-03-31
UNITED COMMUNITY BANKSHARES INC
filed 1998-05-15
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]                  QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:                  March 31,1998


                                       OR


[  ]   TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                           333-3296



                        UNITED COMMUNITY BANKSHARES, INC.
-------------------------------------------------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Number of shares of common stock of registrant outstanding at March 31, 1998:
1,829,209

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        UNITED COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                 (Unaudited)            (Audited)
                                                                  March 31,            December 31,
                                                                     1998                  1997
                                                               -----------------     -----------------
ASSETS:
     Cash and cash equivalents:
        Cash and due from banks                                         $ 6,478               $ 6,362
        Federal funds sold                                               10,101                10,814
                                                               -----------------     -----------------
                                                                         16,579                17,176
     Investment securities:
        Securities available for sale                                    44,940                41,856
        Securities held to maturity (market value of
            $8,524 and $9,772, respectively)                              8,455                 9,708
                                                               -----------------     -----------------
                                                                         53,395                51,564

     Loans, net                                                          78,707                81,449
     Interest receivable                                                  1,530                 1,663
     Property and equipment, net                                          2,014                 1,923
     Intangibles, net                                                       656                   668
     Other assets                                                         1,514                 1,509
                                                               -----------------     -----------------
        Total assets                                                  $ 154,395             $ 155,952
                                                               =================     =================


LIABILITIES:
     Deposits:
        Noninterest-bearing                                            $ 18,220              $ 20,828
        Interest-bearing                                                112,838               112,677
                                                               -----------------     -----------------
                                                                        131,058               133,505
     Federal funds purchased and securities sold
        under agreement to repurchase                                       532                   309
     Accrued interest                                                       496                   426
     Deferred compensation                                                  123                   123
     Other liabilities                                                      836                   558
                                                               -----------------     -----------------
        Total liabilities                                               133,045               134,921

STOCKHOLDERS' EQUITY:
     Common stock                                                         1,829                 1,829
     Additional paid-in capital                                           3,059                 3,059
     Retained earnings                                                   15,631                15,413
     Net unrealized gains on securities available for
        sale (net of income taxes)                                          831                   730
                                                               -----------------     -----------------
     Total stockholders' equity                                          21,350                21,031
                                                               -----------------     -----------------
        Total liabilities & stockholder's equity                      $ 154,395             $ 155,952
                                                               =================     =================


                                 UNITED COMMUNITY BANKSHARES, INC.
                                  CONSOLIDATED STATEMENT OF INCOME
                               (In thousands, except per share data)
                                            (Unaudited)

                                                                             3 Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                         1998              1997
                                                                    ---------------   ---------------
Interest income:
     Interest and fees on loans                                            $ 1,849           $ 1,742
     Interest on investment securities:
        Taxable                                                                482               569
        Nontaxable                                                             237               232
     Interest on federal funds sold                                            144                71
                                                                    ---------------   ---------------
        Total interest income                                                2,712             2,614

Interest expense:
     Interest on deposits                                                    1,213             1,157
     Interest on federal funds purchased and other borrowings                    4                 4
                                                                    ---------------   ---------------
        Total interest expense                                               1,217             1,161
                                                                    ---------------   ---------------
        Net interest income                                                  1,495             1,453

Provision for loan losses                                                       29                25
                                                                    ---------------   ---------------

Net interest income after provision for loan losses                          1,466             1,428

Noninterest income:
     Gain (loss) on sale of securities                                           -                (6)
     Service charges and fees                                                  211               185
     Other                                                                       8                 3
                                                                    ---------------   ---------------
        Total other income                                                     219               182

Noninterest expenses:
     Salaries and employee benefits                                            529               548
     Equipment                                                                  73                62
     FDIC insurance                                                              4                 3
     Occupancy                                                                  57                64
     Professional fees                                                          68                25
     Postage                                                                    39                31
     Other                                                                     187               173
                                                                    ---------------   ---------------
        Total other expenses                                                   957               906
                                                                    ---------------   ---------------

Income before income taxes                                                     728               704

Provision for income taxes                                                     199               201
                                                                    ---------------   ---------------

Net income                                                                   $ 529             $ 503
                                                                    ===============   ===============

Basic net income per share                                                   $ 0.29            $ 0.27
Diluted net income per share                                                   0.29              0.27




                        UNITED COMMUNITY BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           PERIOD ENDED MARCH 31, 1998
                                 (In thousands)

                                                                                         Accumulated
                                                                                            Other                      Additional
                                                             Comprehensive   Retained    Comprehensive    Common       Paid-In
                                              Total           Income         Earnings      Income         Stock        Capital
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1998                     $ 21,031                        $ 15,413          $ 730        $ 1,829       $ 3,059
Other comprehensive income
    Net income                                     529             529             529
    Other comprehensive income, net of tax
      Unrealized gains on securities available     101             101                            101
         for sale, net of reclassification
         adjustment (see disclosure)
                                                                 ------
    Other comprehensive income                                     101
                                                                 ------
Comprehensive income                                             $ 630
                                                                 ======
Dividends declared on common stock                (311)                           (311)
                                              ---------                       ---------
BALANCE - MARCH 31, 1998                      $ 21,350                        $ 15,631          $ 831        $ 1,829       $ 3,059
                                              =========                       =========         =====         ======        ======
Disclosure of reclassification amount:
Unrealized holding gains during period                                           $ 151
Less:  reclassification adjustment for gains included in net income                (50)
                                                                                -------
Net unrealized gains on securities                                               $ 101
                                                                                =======

                        UNITED COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       3 Months Ended March 31,
                                                                                 --------------------------------------
                                                                                      1998                  1997
                                                                                 ----------------      ----------------
Operating activities:
     Net income                                                                            $ 529                 $ 503
     Adjustments to reconcile to net cash provided by
       operating activities:
        Provision for loan losses                                                             29                    25
        (Gain)/loss on sale of investment securities                                           -                     6
        Depreciation and amortization                                                         61                    60
        Amortization of investment securities premiums, net of discounts                       4                     -
        (Gain)/loss on sale of premises and equipment                                         (3)                    -
        Changes in:
            Interest receivable                                                              133                   135
            Interest payable                                                                  70                   118
            Other assets                                                                      (5)                  (67)
            Other liabilities                                                                228                   295
                                                                                 ----------------      ----------------
            Net cash provided by operating activities                                      1,046                 1,075

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities                   2,519                 1,753
     Purchases of available-for-sale securities                                           (5,455)               (2,963)
     Maturities of held-to-maturity securities                                             1,633                   600
     Purchases of held-to-maturity securities                                               (381)                 (325)
     Loan originations, net of principal repayments                                        2,713                   472
     Purchases of premises and equipment                                                    (140)                  (33)
     Proceeds from sales of premises and equipment                                             3                     -
                                                                                 ----------------      ----------------
            Net cash used by investing activities                                            892                  (496)

Financing activities:
     Net increase (decrease) in short-term borrowings                                        223                   (23)
     Cash dividends paid                                                                    (311)                 (274)
     Net increase (decrease) in noninterest bearing deposits                              (2,608)               (1,504)
     Net decrease in interest bearing deposits                                               161                   796
                                                                                 ----------------      ----------------
            Net cash used by financing activities                                         (2,535)               (1,005)

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (597)                 (426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            17,176                11,152
                                                                                 ----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 16,579              $ 10,726
                                                                                 ================      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest on deposits and other borrowings                                        $ 1,147               $ 1,043
        Income taxes                                                                       $ 171                 $ 223


                       UNITED COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

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

BOF and BSS commenced operations in 1971 and 1902, respectively. The Bank of Franklin Service Corporation and BSS Service Corporation were organized in 1997 and 1994, respectively, to facilitate investment in financial related services.

The consolidation has been prepared using the pooling of interests method of accounting. All information included in the unaudited financial statements has been combined as if the merger (discussed in Note C below) occurred at the earliest date presented.


NOTE B - EARNINGS PER SHARE

Basic earnings per share, for the periods ended March 31, 1998 and 1997, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with the requirements of adopted FASB Statement No. 128, Earnings per Share, all prior period EPS data has been restated to reflect the change in accounting requirements. Diluted earnings per share are calculated by dividing net income by the diluted average shares outstanding. For the first quarters of 1998 and 1997, the average diluted shares outstanding was 1,840,899 and 1,829,209, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $529,000 for the quarter ending March 31, 1998, compared to $503,000 for the same period in 1997, which represents a $26,000 increase or 5.2%. Net interest income increased $42,000 during the three month period ended March 31, 1998 compared to 1997. Non-interest income increased $37,000 or 20.3%, primarily due to increases in service charges on deposits and other service fees. Earnings per share of common stock increased to $0.29 for the three-month period ending March 31, 1997, compared to $0.27 for the first quarter of 1997.

UCB's total assets as of March 31, 1998 were $154.4 million, down by $1.6 million, or 1.0% from $156.0 million at year-end 1997. Net loans as of March 31, 1998 were $78.7 million, a decrease of $2.7 million or 3.4% from $81.4 million at year-end 1997. Investment securities increased $1.9 million or 3.6% to $53.4 million from $51.6 million as of March 31, 1998 and December 31, 1997, respectively. Cash and cash equivalents totaled $16.6 million at March 31, 1998 and $17.2 million at December 31, 1997, a decrease of $600,000 or 3.5%.

The annualized return on average equity (ROE) decreased to 9.95% for the quarter ended March 31, 1998, down from 10.49% for the same period in 1997. Another measure of the Company's profitability, the annualized return on average assets
(ROA), increased to 1.38% from 1.35% for the first three months of 1998 and 1997, respectively.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.


Net Interest Income

Net interest income for the first quarter of 1998 was $1.495 million, up from $1.453 million for the same period in 1997, increasing by $42,000 or 2.9%. For the quarter ended March 31, 1998, total interest and fees on loans increased by $107,000 or 6.1%, from the quarter ended March 31, 1997. Interest on federal funds sold increased $73,000 or 102.8% for the same periods. A decrease in interest on investments of $82,000 or 10.2% partially offset these increases. Interest expense on deposits increased $56,000 or 4.8% from the first quarter of 1998 to the same period in 1997.


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

During the first quarter of 1998, the Company had $29,000 in provision expense compared to $25,000 in the first quarter of 1997. Loans charged off, which are charged directly to the allowance when they occur, during the first quarter of 1997 amounted to $51,000 compared to $77,000 for the same period in 1997. Recoveries during the first quarter of 1998 and 1997 amounted to $18,000 and $18,000, respectively. The ratio of net charge-offs to average outstanding loans was 0.04% in 1998 and 0.08% in 1997. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first quarter of the past two years.

                                      ALLOWANCE FOR LOAN LOSSES
                                           (In thousands)

                                                                       3 Months Ended March 31,
                                                                  ------------------------------------
                                                                       1998                1997
                                                                  ---------------     ----------------
Balance, beginning of period                                             $ 1,106              $ 1,209

Charge-offs:
     Residential real-estate                                                   -                    -
     Commercial real-estate                                                   10                    -
     Commercial                                                                -                    2
     Consumer                                                                 41                   75
                                                                  ---------------     ----------------
        Total charge-offs                                                     51                   77
                                                                  ---------------     ----------------

Recoveries:
     Residential real-estate                                                   -                    1
     Commercial real-estate                                                    -                    -
     Commercial                                                                1                    1
     Consumer                                                                 17                   16
                                                                  ---------------     ----------------
        Total recoveries                                                      18                   18
                                                                  ---------------     ----------------

Net recoveries (charge-offs)                                                 (33)                 (59)
Provision for loan losses                                                     29                   25
                                                                  ---------------     ----------------
Balance, end of period                                                   $ 1,102              $ 1,175
                                                                  ===============     ================

Net charge-offs to average loans outstanding during period                  0.04%                0.08%

Ratio of allowance of loan losses to total loans
     outstanding at quarter-end                                             1.38%                1.51%




Noninterest Income

Total noninterest income increased by $37,000, or 20.3%, from $182,000 in the first quarter of 1998 to $219,000 for the same period of 1997. The largest component of this increase is an increase in service charges of $269,000 from the first quarter of 1998 to the first quarter of 1997. Also during the quarter ended March 31, 1998, miscellaneous noninterest income increased $5,000 and net gains on the sale of investment securities increased $6,000, compared to the same period in 1997.


Noninterest Expense

Total noninterest expenses for the first quarter of 1998 were $957,000, an increase of $51,000 or 5.6% compared to $906,000 for the same period last year. This increase is primarily due to the following factors: 1) a $43,000 or 172.0% increase in professional fees, to $68,000 in the first quarter of 1998 from $25,000 in the first quarter of 1997, arising from timing differences in the payment of fees for the year-end audits of financial statements; 2) an increase in other miscellaneous expenses of $14,000 or 8.1%, from $173,000 during the quarter ended March 31, 1997 to $187,000 for the same period during 1998; 3) a $11,000 or 17.7% increase in equipment costs from $62,000 in the first quarter of 1997 to $73,000 during the same period in 1998. These increases were partially offset by a decrease in salaries and employee benefits of $19,000, or 3.5%, to $529,000 in 1998 from $548,000 in 1997.


Nonperforming Assets

Total nonperforming assets increased from $347,000 at year-end 1997 to $427,000 at March 31, 1998. Loans past due 90 days or more and still accruing interest declined $198,000 or 39.7% to $301,000 as of March 31, 1997 from $499,000 at
December 31, 1997. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing interest as of March 31, 1998 and year end 1997.



                              NONPERFORMING ASSETS
                                 (In thousands)


                                                                      March 31,              December 31,
                                                                        1998                     1997
                                                                  ------------------      -------------------
Nonaccrual loans                                                              $ 155                    $ 180
Restructured loans                                                                -                        -
Other real estate owned                                                         170                      170
                                                                  ------------------      -------------------
Total nonperforming assets                                                    $ 325                    $ 350
                                                                  ==================      ===================

Loans past due 90 days or more and still accruing                             $ 845                    $ 119
Allowance for loan losses                                                   $ 1,102                  $ 1,106

Allowance for possible loan loss to nonperforming loans                     710.97%                  614.44%
Allowance for possible loan loss to nonperforming assets                    339.08%                  316.00%
Nonperforming assets and loans past due 90 days accruing
    interest to period-end loans and foreclosed property                      1.48%                    0.57%




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

Cash and cash equivalents totaled $16.6 million at March 31, 1998 and $17.2 million at December 31, 1997. At March 31, 1998, cash and due from banks, federal funds sold and securities classified as available for sale were $61.6 million, 41.4% of total earning assets, compared to $59.0 million, 39.3% of total earning assets at December 31, 1997. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of March 31, 1998, UCB had no outstanding borrowings from the FHLB. UCB could borrow approximately $13.0 million from the FHLB, if collateral acceptable to the FHLB were provided. In addition, federal funds arrangements with other institutions provide an additional $15.3 million of short-term borrowing capacity. At March 31, 1997, the Company had no outstanding balances on these federal funds lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $532,000 at March 31, 1997.


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

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At March 31, 1998 and December 31, 1997, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of perpetual stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.




                                                                         CAPITAL RATIOS

                          Regulatory                March 31, 1998                          December 31, 1997
                                          -----------------------------------    -----------------------------------
                           Minimum            BOF        BSS         UCB            BOF         BSS         UCB
                           -------            ---        ---         ---            ---         ---         ---
Risk-based  capital
  Tier 1                    4.00%           16.04%      26.90%     20.42%          15.54%     26.69%      19.97%
  Total                     8.00%           17.25%      27.97%     21.57%          16.71%     27.80%      21.11%

Leverage                    4.00%           10.52%      15.60%     12.72%          10.35%     15.84%      12.69%



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


Year 2000 Project
The Year 2000 technology problem presents risks to all corporations due to the potential failure of date related systems. United Community Bankshares and its subsidiaries have undertaken a variety of measures to ensure that hardware and software systems will be century date compliant. The Banks have established project plans, completed hardware and software inventories and developed preliminary impact assessments. The Banks have initiated contacts with vendors for specific project compliance confirmation.

Testing of primary software applications will be conducted in conjunction with regularly scheduled testing and is not expect to result in material additional costs. The testing phase is expected to be completed by year-end 1998. In addition to efforts to ensure readiness of internal systems, the Banks have informed many retail and commercial customers of the need to address the Year 2000 issue. Based upon the results of the preliminary impact assessment and information provided by vendors, management believes that its plan for determining century date compliance is adequate and that the Company will not incur significant



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Fidelity National Title Insurance Company of New York, successor by merger to Security Title and Guaranty Company (the "Title Company"), filed suit against the Bank of Sussex and Surry in November, 1997. The Title Company issued a title insurance policy in favor of the BSS (the "Title Policy") insuring that the Bank had a first priority deed of trust lien on a one-quarter interest in certain real property located in Isle of Wight County, Virginia (the "Isle of Wight Property"). The Circuit Court for Isle of Wight entered a Final Decree on March 6, 1997 that Farmers Bank, Windsor had a first priority deed of trust lien on that one-quarter interest in the Isle of Wight Property and that BSS had a second priority deed of trust lien on that same one-quarter interest.

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

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                          Date:  May 14, 1998
--------------------------------------------                    ------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                                  Date:  May 14, 1998
--------------------------------------------                    ------------
Wayne C. Carruthers, CPA
Chief Financial Officer