Form 10QSB
period 1998-06-30
UNITED COMMUNITY BANKSHARES INC
filed 1998-08-13
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:     June 30,1998
                           -----------------------------------------------------


                                       OR


[  ]                 TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:              333-3296
                       ---------------------------------------------------------



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X             NO
                                      ---               ----
Number of shares of common stock of registrant outstanding at June 30, 1998:
1,829,209

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UNITED COMMUNITY BANKSHARES, INC.
                                     CONSOLIDATED BALANCE SHEET
                                           (In thousands)



                                                          (Unaudited)         (Audited)
                                                             June 30,       December 31,
                                                              1998               1997
                                                         ----------------  ------------
ASSETS:
     Cash and cash equivalents:
        Cash and due from banks                              $ 6,298          $ 6,362
        Federal funds sold                                     1,503           10,814
                                                         ------------     ------------
        Total cash and cash equivalents                        7,801           17,176

     Investment securities:
        Securities available for sale                         47,081           41,856
        Securities held to maturity (market value of
            $7,684 and $9,772, respectively)                   7,604            9,708
                                                         ------------     ------------
        Total securities                                      54,685           51,564

     Loans, net                                               86,253           81,449
     Interest receivable                                       1,711            1,663
     Property and equipment, net                               2,293            1,923
     Intangibles, net                                            643              668
     Other assets                                              1,611            1,509
                                                         ------------     ------------
        Total assets                                       $ 154,997        $ 155,952
                                                         ============     ============


LIABILITIES:
     Deposits:
        Noninterest-bearing                                 $ 18,503         $ 20,828
        Interest-bearing                                     112,645          112,677
                                                         ------------     ------------
        Total deposits                                       131,148          133,505

     Federal funds purchased and securities sold
        under agreement to repurchase                            650              309
     Accrued interest                                            492              426
     Deferred compensation                                       123              123
     Other liabilities                                           699              558
                                                         ------------     ------------
        Total liabilities                                    133,112          134,921

STOCKHOLDERS' EQUITY:
     Common stock                                              1,829            1,829
     Additional paid-in capital                                3,059            3,059
     Retained earnings                                        16,169           15,413
     Net unrealized gains on securities available for
        sale (net of income taxes)                               828              730
                                                         ------------     ------------
     Total stockholders' equity                               21,885           21,031
                                                         ------------     ------------
        Total liabilities & stockholder's equity           $ 154,997        $ 155,952
                                                         ============     ============


                        UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                                    3 Months Ended June 30,                  6 Months Ended June 30,
                                               --------------------------------         --------------------------------
                                                     1998              1997                   1998               1997
                                               --------------    --------------         --------------    --------------
Interest income:
     Interest and fees on loans                      $ 1,958           $ 1,891                $ 3,807           $ 3,633
     Interest on investment securities:
        Taxable                                          493               570                    975             1,139
        Nontaxable                                       249               231                    486               463
     Interest on federal funds sold                       99                24                    243                95
                                               --------------    --------------         --------------    --------------
        Total interest income                          2,799             2,716                  5,511             5,330

Interest expense:
     Interest on deposits                              1,239             1,171                  2,452             2,328
     Interest on federal funds purchased
        and repurchase agreements                          5                20                      9                24
                                               --------------    --------------         --------------    --------------
        Total interest expense                         1,244             1,191                  2,461             2,352
                                               --------------    --------------         --------------    --------------
        Net interest income                            1,555             1,525                  3,050             2,978

Provision for loan losses                                 24                25                     53                51
                                               --------------    --------------         --------------    --------------
Net interest income after provision
      for loan losses                                  1,531             1,500                  2,997             2,927
Noninterest income:
     Gain (loss) on sale of securities                     -                 -                      -                 6
     Service charges                                     219               178                    430               355
     Other                                                35                18                     43                29
                                               --------------    --------------         --------------    --------------
        Total other income                               254               196                    473               390
Noninterest expenses:
     Salaries and employee benefits                      557               544                  1,086             1,093
     Equipment                                            87                57                    160               130
     FDIC insurance                                        5                 4                      9                 7
     Occupancy                                            61                79                    118               142
     Professional fees                                    43                38                    111                55
     Postage                                              18                28                     57                59
     Other                                               257               224                    444               403
                                               --------------    --------------         --------------    --------------
        Total other expenses                           1,028               974                  1,985             1,889
                                               --------------    --------------         --------------    --------------

Income before income taxes                               757               722                  1,485             1,428

Provision for income taxes                               219               187                    418               389
                                               --------------    --------------         --------------    --------------

Net income                                           $   538           $   535                $ 1,067           $ 1,039
                                               ==============    ==============         ==============    ==============

Basic net income per share                           $  0.29            $ 0.29                $  0.58           $  0.57
Diluted net income per share                         $  0.29            $ 0.29                $  0.58           $  0.57


                        UNITED COMMUNITY BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           PERIOD ENDED JUNE 30, 1998

                                 (In thousands)
                                  (Unaudited)



                                                                                               Accumulated
                                                                -------------------------------------------------------------------
                                                                                               Other                     Additional
                                                                 Comprehensive  Retained    Comprehensive    Common        Paid-In
                                                     Total          Income       Earnings      Income         Stock       Capital
                                                   ---------     ------------- ---------   --------------   ----------  -----------

BALANCE - JANUARY 1, 1998                           $ 21,031                     $ 15,413      $ 730        $ 1,829      $ 3,059

Comprehensive income

    Net income                                         1,067          1,067         1,067

    Other comprehensive income, net of tax

       Unrealized gains on securities available           98             98                       98
           for sale, net of reclassification
           adjustment (see disclosure)
                                                                  ------------
    Other comprehensive income                                           98
                                                                  ------------
Comprehensive income                                                $ 1,165
                                                                  ============
Dividends declared on common stock                      (311)                        (311)
                                                   -----------                   ---------  -------------- ----------   -----------

BALANCE - JUNE 30, 1998                             $ 21,885                     $ 16,169      $ 828        $ 1,829      $ 3,059
                                                   -----------                   ---------  -------------- ----------   -----------


                        UNITED COMMUNITY BANKSHARES, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                      6 Months Ended June 30,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------      --------------
Operating activities:
     Net income                                                                         $ 1,067             $ 1,039
     Adjustments to reconcile to net cash provided by operating activities:
        Provision for loan losses                                                            53                  51
        Gain on sale of investment securities                                                 -                  (6)
        Depreciation and amortization                                                       137                 124
        Amortization of investment securities premiums, net of discounts                      8                  (3)
        Gain on sale of property and equipment                                               (3)                  -
        Changes in:
            Interest receivable                                                             (48)                  2
            Interest payable                                                                 66                  50
            Other assets                                                                   (102)               (249)
            Other liabilities                                                                92                 117
                                                                                 ---------------      --------------
        Net cash provided by operating activities                                         1,270               1,125

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities                  4,148               5,964
     Purchases of available-for-sale securities                                          (9,232)             (3,409)
     Maturities of held-to-maturity securities                                            2,483                 802
     Purchases of held-to-maturity securities                                              (381)               (429)
     Loan originations, net of principal repayments                                      (4,857)             (6,711)
     Purchases of premises and equipment                                                   (482)                (74)
     Proceeds from sales of property and equipment                                            3                   -
                                                                                 ---------------      --------------
        Net cash used by investing activities                                            (8,318)             (3,857)

Financing activities:
     Net increase (decrease) in short-term borrowings                                       341               3,068
     Cash dividends paid                                                                   (311)               (274)
     Net decrease in noninterest bearing deposits                                        (2,325)             (2,202)
     Net decrease in interest bearing deposits                                              (32)             (2,268)
                                                                                 ---------------      --------------
        Net cash used by financing activities                                            (2,327)             (1,676)

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (9,375)             (4,408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           17,176              11,153
                                                                                 ---------------      --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 7,801             $ 6,745
                                                                                 ===============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest on deposits and other borrowings                                       $ 2,395             $ 2,302
        Income taxes                                                                    $   382             $   518


                        UNITED COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share, for the periods ended June 30, 1998 and 1997, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. In accordance with the requirements of adopted FASB Statement No. 128, Earnings per Share, all prior period EPS data has been restated to reflect the change in accounting requirements. Diluted earnings per share are calculated by dividing net income by the diluted average shares outstanding. For the second quarters of 1998 and 1997, the average diluted shares outstanding was 1,840,992 and 1,829,209, respectively. For the six month periods ended June 30, 1998 and 1997, the average diluted shares outstanding was 1,843,124 and 1,829,209, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $1.067 million for the six month period ending June 30, 1998, compared to $1.039 million for the same period in 1997, which represents a $28,000 increase or 2.7%. Net interest income, the Company's primary source of earnings, increased $72,000 during the six month period ended June 30, 1998, compared to 1997. Non-interest income increased $83,000 or 21.3% and non-interest expenses increased $96,000, or 5.1%. Basic and diluted earnings per share of common stock increased to $0.58 for the first six months of 1998, up by $0.01 per share when compared to $0.57 for the first six months of 1997.

For the second quarter of 1998, net income was $538,000, compared to $535,000 for the second quarter of 1997. During the second quarter of 1998, net interest income increased $30,000, non-interest income increased $58,000 and non-interest expenses increased $54,000 compared to the second quarter of 1997. Basic and diluted earnings per share were $0.29 for the second quarters of 1998 and 1997.

Profitability as measured by UCB's annualized return on average assets (ROA) decreased to 1.38% for the six months ended June 30, 1998, down from 1.40% for the same period in 1997. Another measure of the Company's profitability, the annualized return on average equity (ROE) decreased to 9.98% for the first six months of 1998 compared to 10.86% for the same period in 1997. UCB's ROA was 1.39% and 1.44% for the second quarters of 1998 and 1997, respectively. During the second quarter of 1998, ROE was 10.18%, compared to 11.21% during the second quarter of 1997.

UCB's total assets as of June 30, 1998, were $155.0 million, down slightly by $1.0 million, or 0.6% from $156.0 million at year-end 1997. Net loans as of June 30, 1998, were $86.3 million, an increase of $4.8 million or 5.9% from $81.4 million at year-end 1997. Investment securities increased $3.6 million to $55.1 million from $51.6 million as of June 30, 1998 and December 31, 1997, respectively. Cash and cash equivalents totaled $7.8 million at June 30, 1998 and $17.2 million at December 31, 1997, a decrease of $9.4 million. Deposits totaled $131.1 million at June 30, 1998, and $133.5 million at December 31, 1997.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first six months of 1998 was $3.050 million, up from $2.978 million for the same period in 1997, increasing by $72,000 or 2.4%. This increase is attributable to the transition of assets from noninterest-earning cash and federal funds sold to higher yielding loans. For the second quarter of 1998, net interest income was $1.555 million, up $30,000 or 2.0% from $1.525 million during the second quarter of 1997.

For the six months ended June 30, 1998, total interest and fees on loans increased by $174,000 or 4.8% and interest on federal funds increased $148,000 or 155.8%, from the six month period ended June 30, 1997. A decrease in interest on investments of $141,000 or 8.8% partially offset these increases. Interest expense on deposits and short-term borrowings increased by $109,000 or 4.6% for the same period.

Total interest and fees on loans increased by $67,000 or 3.5% and interest on federal funds sold increased $75,000 or 312.5%, from the second quarter of 1997 to the second quarter of 1998. During this same period, interest on investments decreased $59,000 or 7.4%, and interest expense on deposits and short-term borrowings increased $53,000 or 4.5%.


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

During the first six months of 1998, the Company had $53,000 in provision expense compared to $51,000 in the first six months of 1997. Loans charged off, which are charged directly to the allowance when they occur, during the first six months of 1997 amounted to $84,000 compared to $146,000 for the same period in 1997. Recoveries during the first six months of 1998 and 1997 amounted to $30,000 and $52,000, respectively. The ratio of net charge-offs to average outstanding loans was 0.07% in 1998 and 0.12% in 1997. Management feels that the reserve is adequate to absorb any losses on existing loans that may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first six months of the past two years.

                            ALLOWANCE FOR LOAN LOSSES
                                 (In thousands)

                                                                    6 Months Ended June 30,
                                                                  -------------------------
                                                                     1998            1997
                                                                  ----------     ----------

Balance, beginning of period                                        $ 1,106        $ 1,209

Charge-offs:
     Residential real-estate                                              -              -
     Commercial real-estate                                              10              -
     Commercial                                                          15              2
     Consumer                                                            59            144
                                                                  ----------     ----------
        Total charge-offs                                                84            146
                                                                  ----------     ----------

Recoveries:
     Residential real-estate                                              -              -
     Commercial real-estate                                               -             13
     Commercial                                                           1              4
     Consumer                                                            29             35
                                                                  ----------     ----------
        Total recoveries                                                 30             52
                                                                  ----------     ----------

Net recoveries (charge-offs)                                            (54)           (94)
Provision for loan losses                                                53             51
                                                                  ----------     ----------
Balance, end of period                                              $ 1,105        $ 1,166
                                                                  ==========     ==========

Net charge-offs to average loans outstanding during period             0.07%          0.12%

Ratio of allowance of loan losses to total loans
     outstanding at quarter-end                                        1.33%          1.38%




Noninterest Income

During the six month period ended June 30, 1998, total noninterest income increased by $83,000, or 21.3% to $473,000 from a level of $390,000 for the same period of 1997. The largest component of this increase is an increase in service charges of $75,000 from the first six months of 1998 to the first six months of 1997. Miscellaneous noninterest income increased $14,000, the largest component was an $18,000 increase of income from OREO. Also during the six months ended June 30, 1998, net gains on the sale of investment securities decreased $6,000 compared to the same period in 1997.

Total noninterest income increased by $58,000, or 29.6%, from a level of $196,000 in the second quarter of 1997 to $254,000 for the same period of 1998. The largest component of this increase is an increase in service charges of $41,000. During the quarter ended June 30, 1998, miscellaneous income increased $17,000 compared to the second quarter of 1997.

Noninterest Expense

Total noninterest expenses for the six month period ended June 30, 1998, increased $96,000 or 5.1% to $1.985 million from $1.889 million for the same period in 1997. This increase is attributable to the following factors: 1) a $56,000 increase in professional fees, to $111,000 in 1998 from $55,000 in 1997, due to nonrecurring legal fees and timing differences in the payment of fees for the year-end audits of financial statements; 2) an increase in equipment costs of $30,000, or 23.1%, to $160,000 in 1998 from $130,000 in 1997, arising from increases in software licensing costs and depreciation and purchase of furniture and equipment; and 3) an increase in other miscellaneous expenses of $41,000 or 10.2%, from $403,000 during the six month period ended June 30, 1997, to $444,000 or the same period during 1998. These increases were partially offset by a decrease in occupancy costs of $24,000 to $118,000 in 1998 from $142,000 in 1997.

Total noninterest expenses for the second quarter of 1998 were $1.028 million, an increase of $54,000 or 5.5% compared to $974,000 for the same period last year. This increase is attributable to following factors: 1) an increase in equipment costs of $30,000, or 52.6%, to $87,000 in 1998 from $57,000 in 1997, arising from increases in software licensing costs and depreciation and purchase of furniture and equipment; 2) an increase in other miscellaneous expenses of $33,000 or 14.7%, from $224,000 during the quarter ended June 30, 1997, to $257,000 for the same period during 1998; 3) a $13,000 or 2.4% increase in salaries and employee benefits from $544,000 in the first quarter of 1997 to $557,000 during the same period in 1998. These increases were partially offset by a decrease in occupancy expenses of $18,000, or 22.8%, to $61,000 in 1998 from $79,000 in 1997.


Nonperforming Assets

Total nonperforming assets decreased $134,000 or 38.3% from $350,000 at year-end 1997 to $216,000 at June 30, 1998. Loans past due 90 days or more and still accruing interest increased $235,000 to $354,000 as of June 30, 1998, from $119,000 at December 31, 1997. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing interest as of June 30, 1998, and year end 1997.

                              NONPERFORMING ASSETS
                                 (In thousands)


                                                             June 30,           December 31,
                                                               1998                1997
                                                          --------------      -------------
Nonaccrual loans                                             $       68        $       180
Restructured loans                                                    -                  -
Other real estate owned                                             148                170
                                                          --------------      -------------
Total nonperforming assets                                   $      216        $       350
                                                          ==============      =============

Loans past due 90 days or more and still accruing            $      354        $       119
Allowance for loan losses                                    $    1,105        $     1,106

Allowance for possible loan loss to nonperforming loans         1625.00%            614.44%
Allowance for possible loan loss to nonperforming assets         511.57%            316.00%
Nonperforming assets and loans past due 90 days accruing
    interest to period-end loans and foreclosed property           0.65%              0.57%



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

Cash and cash equivalents totaled $7.8 million at June 30, 1998, and $17.2 million at December 31, 1997. At June 30, 1998, cash and due from banks, federal funds sold and securities classified as available for sale were $54.9 million, 36.9% of total earning assets, compared to $59.0 million, 39.3% of total earning assets at December 31, 1997. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of June 30, 1998, UCB had no outstanding borrowings from the FHLB. UCB could borrow approximately $13.0 million from the FHLB, if collateral acceptable to the FHLB were provided. In addition, federal funds arrangements with other institutions provide an additional $15.3 million of short-term borrowing capacity. At June 30, 1998, the Company had no outstanding balances on these federal funds lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $650,000 at June 30, 1998.


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

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At June 30, 1998 and December 31, 1997, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of preferred stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.

                                 CAPITAL RATIOS



                          Regulatory              June 30, 1998                           December 31, 1997
                           Minimum     -----------------------------------    -----------------------------------
                           -------            BOF        BSS         UCB            BOF         BSS         UCB
                                              ---        ---         ---            ---         ---         ---
Risk-based  capital
  Tier 1                    4.00%           15.17%      26.88%     19.68%          15.54%     26.69%      19.97%
  Total                     8.00%           16.30%      27.92%     20.77%          16.71%     27.80%      21.11%

Leverage                    4.00%           10.58%      16.04%     12.89%          10.35%     15.84%      12.69%



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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the course of its operations, United Community Bankshares, Inc. and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through June 30, 1998, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders.

         During the Annual Meeting of Shareholders on May 28, 1998, the following items were submitted to and approved by the security holders of the Company:

         ITEM 1: To elect the three (3) nominees for Director as set forth in the Proxy Statement including voting for a lesser number, if a vacancy occurs among the nominees, and voting in respect to any substitute nominee or nominees designated by the Board of Directors. These directors were Jack P. Bain,
                    J. Philip Bain, Jr. and Harvey G. Pope.
         ITEM 2: To ratify the appointment of Goodman & Company, L.L.P. as the Company's independent certified public accountants.

Item 5.  Other Information

         On July 9, 1998, UCB announced execution of a definitive Merger Agreement providing for a merger of equals with Mid-Atlantic Community BankGroup, Inc. ("Mid-Atlantic"), Gloucester, Virginia under a new name of Atlantic Financial Corp. The parties previously entered into a Letter of Intent on May 27, 1998. At June 30, 1998, the unaudited combined assets of the two companies exceeded $335 million, with unaudited total capital of more than $41 million. The merger will be accounted for as a pooling of interest and is expected to be consummated by December 31, 1998, pending shareholder approvals, regulatory approvals and other customary conditions of closing. The agreed upon exchange rate would provide for holders of UCB stock to receive 1.075 shares of Mid-Atlantic's common stock for each share of United Community stock owned, plus cash for fractional shares. At the effective date of the merger, Mid-Atlantic will change its name to Atlantic Financial Corp. and relocate its corporate headquarters to Newport News, Virginia. The respective names and banking offices of the subsidiary banks within the two holding companies will not change as a result of the merger. Mid-Atlantic is the parent company of Peninsula Trust Bank of Gloucester, Virginia. Joseph A. Lombard, Jr., Chairman of the Board of Mid-Atlantic, will be Chairman of the Board of the combined entity. J. Russell West, Chairman of the Board of UCB, will be Vice Chairman of the Board of the combined entity. W.J. Farinholt, President and CEO of Mid-Atlantic will be President and CEO of the combined entity. W.O. Pearce, President and CEO of UCB will be Vice Chairman and COO of the combined entity. The Board of Directors of the combined entity will be comprised of fourteen members, including seven individuals from each of the current Boards of Directors of Mid-Atlantic and UCB.


Item 6.  Exhibits and Reports on Form 8-K.

         a.    Exhibits

                  None.

         b. Form 8-K.

                  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                 Date:  August 11, 1998
--------------------------------------------           ---------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                         Date:  August 11, 1998
--------------------------------------------           ---------------
Wayne C. Carruthers, CPA
Chief Financial Officer