Form 10QSB
period 1998-09-30
UNITED COMMUNITY BANKSHARES INC
filed 1998-11-10
CIK 1011902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X]     QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended:        September 30,1998
                           -----------------------------------------------------



                                       OR


           [ ]   TRANSITION REPORT PURSANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:                    333-3296
                       ---------------------------------------------------------




                        UNITED COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



Virginia                                                            54-1801876
----------------------                                    ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                  (757) 562-5184
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


100 East Fourth Avenue,Franklin,Virginia 23851
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                       N/A
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Number of shares of common stock of registrant outstanding at September 30, 1998: 1,829,209

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  UNITED COMMUNITY BANKSHARES, INC.
                                     CONSOLIDATED BALANCE SHEET
                                           (In thousands)

                                                                 (Unaudited)            (Audited)
                                                                September 30,          December 31,
                                                                     1998                  1997
                                                              ----------------        -------------
ASSETS:
     Cash and cash equivalents:
         Cash and due from banks                                        $ 4,785               $ 6,362
         Federal funds sold                                               3,630                10,814
                                                                     -----------           -----------
               Total cash and cash equivalents                            8,415                17,176
     Investment securities:
         Securities available for sale                                   45,220                41,856
         Securities held to maturity (market value of
             $7,662 and $9,772, respectively)                             7,505                 9,708
                                                                     -----------           -----------
               Total investment securities                               52,725                51,564
     Loans, net                                                          88,828                81,449
     Interest receivable                                                  1,978                 1,663
     Property and equipment, net                                          2,420                 1,923
     Intangibles, net                                                       630                   668
     Other assets                                                         1,553                 1,509
                                                                     -----------           -----------
         Total assets                                                 $ 156,549             $ 155,952
                                                                     ===========           ===========
LIABILITIES:
     Deposits:
         Noninterest-bearing                                           $ 18,631              $ 20,828
         Interest-bearing                                               111,394               112,677
                                                                     -----------            ----------
               Total deposits                                           130,025               133,505
     Federal funds purchased and securities sold under
         agreement to repurchase                                          2,689                   309
     Accrued interest                                                       489                   426
     Deferred compensation                                                  123                   123
     Other liabilities                                                      874                   558
                                                                      ----------            ----------
         Total liabilities                                              134,200               134,921
STOCKHOLDERS' EQUITY:
     Common stock                                                         1,829                 1,829
     Additional paid-in capital                                           3,059                 3,059
     Retained earnings                                                   16,386                15,413
     Net unrealized gains on securities available for sale
         (net of income taxes)                                            1,075                   730
                                                                     -----------            ----------
     Total stockholders' equity                                          22,349                21,031
                                                                   -------------            ----------
         Total liabilities & stockholder's equity                     $ 156,549             $ 155,952
                                                                   -------------            ----------

                        UNITED COMMUNITY BANKSHARES, INC.
                        Consolidated Statement of Income
                      (In thousands, except per share data)
                               (Unaudited)


                                                          3 Months Ended                         9 Months Ended
                                                           September 30,                          September 30,
                                                           -------------                          -------------
                                                      1998              1997                 1998              1997
                                                      ----              ----                 ----              ----

Interest income:
     Interest and fees on loans                      $ 2,050           $ 1,971              $ 5,861           $ 5,603
     Interest on investment securities:
         Taxable                                         502               503                1,477             1,642
         Nontaxable                                      250               231                  736               694
     Interest on federal funds sold                       42                29                  285               124
                                                       -----             -----                -----             -----
         Total interest income                         2,844             2,734                8,359             8,063
Interest expense:
     Interest on deposits                              1,240             1,204                3,692             3,532
     Interest on federal funds purchased
         and repurchase agreements                        22                26                   31                50
                                                       -----             -----                -----             -----
         Total interest expense                        1,262             1,230                3,723             3,582
                                                       -----             -----                -----             -----
         Net interest income                           1,582             1,504                4,636             4,481
Provision for loan losses                                  9                36                   62                87
                                                       -----             -----                -----             -----
Net interest income after provision
      for loan losses                                  1,573             1,468                4,574             4,394
Noninterest income:
     Gain (loss) on sale of securities                     1                 -                    1                 6
     Service charges on deposit accounts                 193               173                  551               496
     Other fee income                                     35                36                   99                92
     Other                                                12                35                   49                39
                                                        ----               ---                  ---               ---
         Total other income                              241               244                  700               633
Noninterest expenses:
     Salaries and employee benefits                      568               504                1,671             1,597
     Equipment                                            72                60                  232               179
     FDIC insurance                                        3                 4                   12                10
     Occupancy                                            80                67                  198               208
     Professional fees                                    22                55                  133               104
     Franchise, state and local taxes                     37                31                  107                94
     Postage                                              35                24                   92                83
     Other                                               266               197                  683               618
                                                       -----               ---                  ---               ---
         Total other expenses                          1,083               942                3,128             2,893
                                                       -----               ---                -----             -----

Income before income taxes                               731               770                2,146             2,134

Provision for income taxes                               185               221                  533               547
                                                       -----             -----              -------           -------
Net income                                            $  546            $  549               $1,613            $1,587
                                                      =======           =======            ========           =======
Basic net income per share                            $ 0.30            $ 0.30               $ 0.88            $ 0.87
Diluted net income per share                          $ 0.30            $ 0.30               $ 0.87            $ 0.87

                                          UNITED COMMUNITY BANKSHARES, INC.
                                         Consolidated Statement of Cash Flows
                                                    (In thousands)
                                                     (Unaudited)

                                                                                      9 Months Ended September 30,
                                                                                  --------------------------------------
                                                                                       1998                  1997
                                                                                  ---------------       ---------------
Operating activities:
     Net income                                                                          $ 1,613               $ 1,587
     Adjustments to reconcile to net cash provided by operating activities:
         Provision for loan losses                                                            62                    87
         Gain on sale of investment securities                                                (1)                   (6)
         Depreciation and amortization                                                       209                   186
         Amortization of investment securities premiums, net of discounts                      6                    (4)
         Gain on sale of property and equipment                                               (3)                    -
         Changes in:
            Interest receivable                                                             (315)                 (221)
            Interest payable                                                                  63                   119
            Other assets                                                                     (45)                 (190)
            Other liabilities                                                                138                    97
                                                                                  ---------------       ---------------
         Net cash provided by operating activities                                         1,727                 1,655

Investing activities:
     Proceeds from maturities and sales of available-for-sale securities                   7,827                 7,774
     Purchases of available-for-sale securities                                          (10,672)               (4,462)
     Maturities of held-to-maturity securities                                             2,582                   702
     Purchases of held-to-maturity securities                                               (381)                 (428)
     Loan originations, net of principal repayments                                       (7,441)               (6,482)
     Purchases of premises and equipment                                                    (667)                  (88)
     Proceeds from sales of property and equipment                                             3                     -
                                                                                  ---------------       ---------------
         Net cash used by investing activities                                            (8,749)               (2,984)

Financing activities:
     Net increase (decrease) in short-term borrowings                                      2,380                 1,691
     Cash dividends paid                                                                    (640)                 (567)
     Net decrease in noninterest bearing deposits                                         (2,196)               (1,016)
     Net decrease in interest bearing deposits                                            (1,283)                 (561)
                                                                                  ---------------       ---------------
         Net cash used by financing activities                                            (1,739)                 (453)

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (8,761)               (1,782)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            17,176                11,153
                                                                                  ---------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 8,415               $ 9,371
                                                                                  ===============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
         Interest on deposits and other borrowings                                       $ 3,648               $ 3,463
         Income taxes                                                                    $   688               $   685


                        UNITED COMMUNITY BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         PERIOD ENDED SEPTEMBER 30, 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                    Accumulated
                                                       ----------------------------------------------------------------------------
                                                                                       Other                       Additional
                                                          Comprehensive    Retained Comprehensive   Common          Paid-In
                                                 Total        Income       Earnings   Income         Stock          Capital
                                                 -----        ------       --------   ------         -----          -------
BALANCE - JANUARY 1, 1998                       $21,031                    $15,413     $ 730        $ 1,829         $ 3,059
Comprehensive income
     Net income                                   1,613         1,613        1,613
     Other comprehensive income, net of tax
        Unrealized gains on securities available    345           345                    345
           for sale, net of reclassification
           adjustment (see disclosure)
     Other comprehensive income                                   345
                                                              -------
Comprehensive income                                          $ 1,958
                                                              =======
Dividends declared on common stock                 (640)                      (640)
                                                -------                    -------   -------        -------         -------
BALANCE - SEPTEMBER 30, 1998                    $22,349                    $16,386   $ 1,075        $ 1,829         $ 3,059
                                                =======                    =======   =======        =======         =======
Disclosure of reclassification amount:

Unrealized holding gains during period                                       $ 523
Less:  reclassification adjustment for
 ains included in net income                                                  (178)
                                                                             ------
Net unrealized gains on securities                                           $ 345
                                                                             ------


                        UNITED COMMUNITY BANKSHARES, INC.
                    Notes to Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share, for the periods ended September 30, 1998 and 1997, are calculated by dividing net income by the average number of common shares outstanding of 1,829,209 shares.

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. In accordance with the requirements of adopted FASB Statement No. 128, Earnings per Share, all prior period EPS data has been restated to reflect the change in accounting requirements. Diluted earnings per share are calculated by dividing net income by the diluted average shares outstanding. For the third quarters of 1998 and 1997, the average diluted shares outstanding was 1,842,423 and 1,829,209, respectively. For the nine-month periods ended September 30, 1998 and 1997, the average diluted shares outstanding was 1,844,712 and 1,829,209, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

UCB reported net income of $1.613 million for the nine-month period ending September 30, 1998, compared to $1.587 million for the same period in 1997, which represents a $26,000 increase or 1.6%. Net interest income, the Company's primary source of earnings, increased $155,000 or 3.5% during the nine-month period ended September 30, 1998, compared to 1997. Non-interest income increased $67,000 or 10.6% and non-interest expenses increased $235,000, or 8.1%. Basic earnings per share of common stock increased to $0.88 for the first nine months of 1998, up by $0.01 per share when compared to $0.87 for the first nine months of 1997. Diluted earnings per share of common stock were $0.87 for both the nine-month periods ending September 30, 1998 and 1997.

For the third quarter of 1998, net income was $546,000, compared to $549,000 for the third quarter of 1997. During the third quarter of 1998, net interest income increased $73,000, non-interest income decreased $8,000 and non-interest expenses increased $131,000 compared to the third quarter of 1997. Basic and diluted earnings per share were $0.30 for the third quarters of 1998 and 1997.

Profitability as measured by UCB's annualized return on average assets (ROA) decreased to 1.39% for the nine months ended September 30, 1998, down from 1.43% for the same period in 1997. Another measure of the Company's profitability, the annualized return on average equity (ROE) decreased to 9.94% for the first nine months of 1998 compared to 10.90% for the same period in 1997. UCB's ROA was 1.41% and 1.47% for the third quarters of 1998 and 1997, respectively. During the third quarter of 1998, ROE was 9.88%, compared to 10.99% during the third quarter of 1997.

UCB's total assets as of September 30, 1998, were $156.6 million, up slightly by $597,000, or 0.4% from $156.0 million at year-end 1997. Net loans as of September 30, 1998 were $88.8 million, an increase of $7.4 million or 9.1% from $81.4 million at year-end 1997. Investment securities increased $1.1 million to $52.7 million from $51.6 million as of September 30, 1998 and December 31, 1997, respectively. Cash and cash equivalents totaled $8.4 million at September 30, 1998, and $17.2 million at December 31, 1997, a decrease of $8.8 million. Deposits totaled $130.0 million at September 30, 1998, and $133.5 million at December 31, 1997.

UCB is not aware of any trends, future events or uncertainties that will have a material adverse effect on the consolidated entity. Obviously, unforeseeable changes in the local economies where UCB subsidiaries operate, which UCB is unable to predict, may impact the overall communities and ultimately the performance of the Company. UCB is not aware of any such changes.

Net Interest Income

Net interest income for the first nine months of 1998 was $4.636 million, up from $4.481 million for the same period in 1997, increasing by $155,000 or 3.5%. This increase is attributable to the transition of assets from noninterest-earning cash and federal funds sold to higher yielding loans. For the third quarter of 1998, net interest income was $1.586 million, up $73,000 or 4.8% from $1.513 million during the third quarter of 1997.

For the nine months ended September 30, 1998, total interest and fees on loans increased by $258,000 or 4.6% and interest on federal funds increased $161,000 or 129.8%, from the nine-month period ended September 30, 1997. A decrease in interest on investments of $123,000 or 5.3% partially offset these increases. Interest expense on deposits and short-term borrowings increased by $141,000 or 3.9% for the same period.

Total interest and fees on loans increased by $83,000 or 4.2%, interest on investments increased $9,000 or 1.2% and interest on federal funds sold increased $13,000 or 44.8%, from the third quarter of 1997 to the third quarter of 1998. During this same period, interest expense on deposits and short-term borrowings increased $32,000 or 2.6%.

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

During the first nine months of 1998, the Company had $62,000 in provision expense compared to $87,000 in the first nine months of 1997. Loans charged off, which are charged directly to the allowance when they occur, during the first nine months of 1997 amounted to $170,000 compared to $163,000 for the same period in 1997. Recoveries during the first nine months of 1998 and 1997 amounted to $45,000 and $70,000, respectively. The ratio of net charge-offs to average outstanding loans was 0.15% in 1998 and 0.12% in 1997. Management feels that the reserve is adequate to absorb any losses on existing loans that may become uncollectible. The following table presents the Company's loan loss and recovery experience for the first nine months of the past two years.

                            ALLOWANCE FOR LOAN LOSSES
                                 (In thousands)

                                           9 Months Ended September 30,
                                           ----------------------------

                                             1998           1997
                                             ----           ----

Balance, beginning of period               $ 1,106        $ 1,209

Charge-offs:
     Real estate                                10              -
     Commercial                                 86              2
     Consumer                                   74            161
                                           -------        -------
         Total charge-offs                     170            163
                                           -------        -------
Recoveries:
     Real estate                                 -             13
     Commercial                                  5              5
     Consumer                                   40             52
                                           -------        -------
                                                45             70
                                           -------        -------
         Total recoveries

Net recoveries (charge-offs)                  (125)           (93)
Provision for loan losses                       62             87
                                           -------        -------
Balance, end of period                     $ 1,043        $ 1,203
                                           ========       ========
Net charge-offs to average loans
     outstanding during period                 0.15%         0.12%

Ratio of allowance of loan losses
     to total loans outstanding
     at quarter-end                            1.16%         1.47%

Noninterest Income

During the nine-month period ended September 30, 1998, total noninterest income increased by $67,000, or 10.6% to $700,000 from a level of $633,000 for the same period of 1997. The largest component of this increase is an increase in service charges on deposits accounts of $55,000 from $496,000 during the first nine months of 1998 to $551,000 during the first nine months of 1997. During the same period, other fee income increased $7,000 to $99,000 in 1998 from $92,000 in 1997. Miscellaneous noninterest income increased $10,000; the largest component was an $18,000 increase in income from OREO. Also, during the nine months ended September 30, 1998, net gains on the sale of investment securities decreased $5,000 compared to the same period in 1997.

Total noninterest income decreased $3,000, or 1.2%, from a level of $244,000 in the third quarter of 1997 to $241,000 for the same period of 1998. During the quarter ended September 30, 1998, service charges on deposit accounts increased $20,000 and miscellaneous income decreased $23,000 compared to the third quarter of 1997.

Noninterest Expense

Total noninterest expenses for the nine-month period ended September 30, 1998, increased $235,000 or 8.1% to $3.128 million from $2.893 million for the same period in 1997. During the third quarter of 1998, UCB opened a new operations center in Courtland, Virginia. The company is in the process of consolidating its bookkeeping and proof operations in this center. Many of the increases listed below are attributable to the start-up costs of opening this center. The increase in noninterest expense is attributable to the following factors: 1) an increase in equipment costs of $53,000, or 29.6%, to $232,000 in 1998 from $179,000 in 1997, resulting from the opening of the new operations center and increases in software licensing costs and depreciation and purchase of furniture and equipment; 2) a $74,000, or 4.6%, increase in salaries and employee benefits to $1.671 million in 1998 from $1.597 million, arising from increased staffing levels; 3) a $29,000 increase in legal, auditing and accounting fees to $133,000 in 1998 and $104,000 in 1997; and 4) an increase in other miscellaneous expenses of $65,000 or 10.5%, from $683,000 during the nine-month period ended September 30, 1997, to $618,000 for the same period during 1998.

Total noninterest expenses for the third quarter of 1998 were $1.083 million, an increase of $141,000 or 15.0% compared to $942,000 for the same period last year. This increase is primary attributable to the opening of the operations center described above. During the third quarter of 1998, the following factors increased noninterest expenses: 1) an increase in equipment costs of $12,000, or 20.0%, to $72,000 in 1998 from $60,000 in 1997; 2) an increase in other miscellaneous expenses of $69,000 or 35.0%, from $197,000 during the quarter ended September 30, 1997, to $266,000 for the same period during 1998; 3) a $64,000 or 12.7% increase in salaries and employee benefits from $504,000 in the first quarter of 1997 to $568,000 during the same period in 1998; and 4) a increase in occupancy expenses of $13,000, or 19.4%, to $80,000 in 1998 from $67,000 in 1997.

Nonperforming Assets

Total nonperforming assets decreased $21,000 or 8.3% from $350,000 at year-end 1997 to $329,000 at September 30, 1998. Loans past due 90 days or more and still accruing interest totaled $119,000 at both September 30, 1998 and December 31, 1997. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing interest as of September 30, 1998, and year end 1997.

                              NONPERFORMING ASSETS
                                 (In thousands)

                                                                    September 30,   December 31,
                                                                        1998            1997
                                                                        ----            ----
Nonaccrual loans                                                     $ 181            $ 180
Restructured loans                                                       -                -
Other real estate owned                                                148              170
                                                                 ---------        ---------

Total nonperforming assets                                           $ 329            $ 350
                                                                 ==========       ==========

Loans past due 90 days or more and still accruing                    $ 119            $ 119
Allowance for loan losses                                          $ 1,043          $ 1,106

Allowance for possible loan loss to nonperforming loans            576.24%          614.44%
Allowance for possible loan loss to nonperforming assets           317.02%          316.00%
Nonperforming assets and loans past due 90 days accruing
    interest to period-end loans and foreclosed property             0.51%            0.57%



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

Cash and cash equivalents totaled $8.4million at September 30, 1998, and $17.2 million at December 31, 1997. At September 30, 1998, cash and due from banks, federal funds sold and securities classified as available for sale were $53.6 million, 35.8% of total earning assets, compared to $59.0 million, 39.3% of total earning assets at December 31, 1997. Asset liquidity is also provided by managing both loan and securities maturities.

Additional sources of liquidity available to the Company include its subsidiary Banks' capacity to borrow additional funds through several established federal funds arrangements and the Federal Home Loan Bank (the "FHLB"). As of September 30, 1998, UCB had no outstanding borrowings from the FHLB. UCB could borrow approximately $13.0 million from the FHLB, if collateral acceptable to the FHLB were provided. In addition, federal funds arrangements with other institutions provide an additional $15.3 million of short-term borrowing capacity. At September 30, 1998, the Company had a total outstanding balance of $2.5 million on these federal funds lines of credit. Also, the Company offers overnight repurchase agreements to a commercial customer, which amounted to $202,000 at September 30, 1998.

Effects of Changing Prices and Seasonality

Because of the seasonality of the agricultural industry, the volume of loans and deposits typically fluctuate during the year. Loans are typically heaviest from April to October and deposits are typically their lowest during the same period. At the end of the year and the beginning of the following year, loans decrease as they are repaid and deposits increase as a result of the sale of the fall harvest.

Capital Adequacy

Management reviews the adequacy of the Banks' capital on an ongoing basis with reference to the size, composition, and quality of the Banks' resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted new capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At September 30, 1998, and December 31, 1997, the required minimum ratio of qualifying total capital to risk-weighted assets was 8.0%, of which 4.0% must be tier-one capital. Tier-one capital generally includes stockholders' equity, retained earnings and a limited amount of preferred stock, less certain goodwill items. UCB's ratios significantly exceed regulatory requirements adopted by the Federal Reserve Bank regulatory agencies, as illustrated below.

                                 CAPITAL RATIOS

                                                   September 30, 1998                     December 31, 1997
                          Regulatory               ------------------                     -----------------
                           Minimum            BOF         BSS         UCB            BOF        BSS         UCB
                           -------            ---         ---         ---            ---        ---         ---

Risk-based  capital
  Tier 1                    4.00%           15.28%      24.33%      19.39%         15.54%      26.69%     19.97%
  Total                     8.00%           16.28%      26.00%      20.66%         16.71%      27.80%     21.11%

Leverage                    4.00%           10.70%      16.19%      13.32%         10.35%      15.84%     12.69%


Year 2000 Project

The Year 2000 technology problem presents risks to all corporations due to the potential failure of date related systems. UCB and its subsidiaries have undertaken a variety of measures to ensure that hardware and software systems will be century date compliant. BOF and BSS have established project plans, completed hardware and software inventories and developed preliminary impact assessments. BOF's and BSS's have initiated contacts with vendors for specific project compliance confirmation.

UCB executed a contract to outsource its data processing with Mid-Atlantic Community BankGroup, Inc. ("Mid-Atlantic"), Gloucester, Virginia. In August 1998, BSS converted to Mid-Atlantic's systems, and BOF has planned a similar conversion for November 1998.

Testing of primary software applications will be conducted in conjunction with regularly scheduled testing and is not expect to result in material additional costs. The testing phase is expected to be completed by early 1999. In addition to efforts to ensure readiness of internal systems, BOF and BSS have informed many retail and commercial customers of the need to address the Year 2000 issue. Based upon the results of the preliminary impact assessment and information provided by vendors, management believes that its plan for determining century date compliance is adequate and that UCB will not incur significant incremental costs to achieve compliance.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the course of its operations, United Community Bankshares, Inc., and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through September 30, 1998, or subsequent thereto. The only litigation in which UCB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.


Item 2.  Changes in Securities

      Not applicable.


Item 3.  Defaults Upon Senior Securities

      Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information

      On July 9, 1998, UCB announced execution of a definitive Merger Agreement providing for a merger of equals with Mid-Atlantic Community BankGroup, Inc. ("Mid-Atlantic"), Gloucester, Virginia, under a new name of Atlantic Financial Corp. The parties previously entered into a Letter of Intent on May 27, 1998. At June 30, 1998, the unaudited combined assets of the two companies exceeded $335 million, with unaudited total capital of more than $41 million. The merger will be accounted for as a pooling of interest and is expected to be consummated by December 31, 1998, pending shareholder approvals, regulatory approvals and other customary conditions of closing. The agreed upon exchange rate would provide for holders of UCB stock to receive 1.075 shares of Mid-Atlantic's common stock for each share of United Community stock owned, plus cash for fractional shares. At the effective date of the merger, Mid-Atlantic will change its name to Atlantic Financial Corp. and relocate its corporate headquarters to Newport News, Virginia. The respective names and banking offices of the subsidiary banks within the two holding companies will not change as a result of the merger. Mid-Atlantic is the parent company of Peninsula Trust Bank of Gloucester, Virginia. Joseph A. Lombard, Jr., Chairman of the Board of Mid-Atlantic, will be Chairman of the Board of the combined entity. J. Russell West, Chairman of the Board of UCB, will be Vice Chairman of the Board of the combined entity. W.J. Farinholt, President and CEO of Mid-Atlantic will be President and CEO of the combined entity. W.O. Pearce, President and CEO of UCB will be Vice Chairman and COO of the combined entity. The Board of Directors of the combined entity will be comprised of fourteen members, including seven individuals from each of the current Boards of Directors of Mid-Atlantic and UCB.


Item 6.  Exhibits and Reports on Form 8-K.

a.    Exhibits

            None.

b. Form 8-K.

            None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKSHARES, INC.


/s/ W.O. Pearce                                 Date:  November 9, 1998
---------------                                        ----------------
W.O. Pearce
President & Chief Executive Officer


/s/ Wayne C. Carruthers                         Date:  November 9, 1998
-----------------------                                ----------------
Wayne C. Carruthers, CPA
Chief Financial Officer